Form 10QSB
period 1999-03-31
LIVING CARD CO INC
filed 1999-11-16
CIK 1068660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark one)
     XX           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----------       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

___________       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                Commission File Number: 333-63063

                  THE LIVING CARD COMPANY, INC.
(Exact Name of small business issuer as specified in its charter)

                 Nevada                          87-0583192
      (State or other jurisdiction of       (IRS Employer ID Number)
      incorporation or organization)


      1174 East 2700 South, #16, Salt Lake City, Utah 84106
             (Address of principal executive offices)

                          (801) 485-0430
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO __
                                                                    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

    8,000,000 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):  YES_____   NO  XX
                                                                         -----

                  THE LIVING CARD COMPANY, INC.

         Form 10-QSB for the Quarter ended March 31, 1999

                        Table of Contents

Part I - Financial Information                                           Page

    Item 1.  Financial Statements                                          3

    Item 2.  Management's Discussion and Analysis or Plan of Operation     8

Part II - Other Information

    Item 1.  Legal Proceedings                                            10

    Item 2.  Changes in Securities and Use of Proceeds                    10

    Item 3.  Defaults Upon Senior Securities                              10

    Item 4.  Submission of Matters to a Vote of Security Holders          10

    Item 5.  Other Information                                            10

    Item 6.  Exhibits and Reports on Form 8-K                             10

Signatures                                                                11

Item 1.  Financial Statements

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                              ------
                                                    March 31,       June 30,
                                                      1999           1998
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

    Cash                                          $      1,911  $     26,586
    Accounts receivable                                  3,555            -
    Inventory                                           38,515            -
                                                  ------------- -------------
      Total Current Assets                              43,981        26,586
                                                  ------------- -------------
      TOTAL ASSETS                                $     43,981  $     26,586
                                                  ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         -----------------------------------------------

CURRENT LIABILITIES

    Accounts payable                              $     18,966  $      3,400
    Note payable - related party                        80,000        25,000
                                                  ------------- -------------
      Total Current Liabilities                         98,966        28,400
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock: $0.01 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                            -             -
    Common stock: $0.001 par value, 20,000,000
     shares authorized; 6,000,000 shares issued
     and outstanding                                     6,000         6,000
    Additional paid-in capital                          14,006         4,006
    Deficit accumulated during the development
     stage                                             (74,991)      (11,820)
                                                  ------------- -------------
      Total Stockholders' Equity (Deficit)             (54,985)       (1,814)
                                                  ------------- -------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                           $     43,981  $     26,586
                                                  ============= =============

The accompanying notes are an integral part of these financial statements.
                                3

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                        From
                                            For the       For the       Inception on
                                            Nine Months   Three Months  May 8,
                                            Ended         Ended         1998 Through
                                            March 31,     March 31,     March 31,
                                            1999          1999          1999
                                            ------------- ------------- -------------
REVENUES                                    $      1,893  $        358  $      1,893

COST OF SALES                                      1,535           290         1,535
                                            ------------- ------------- -------------
GROSS MARGIN                                         358            68           358
                                            ------------- ------------- -------------
EXPENSES

    Bad debt expense                               2,187         1,230         2,187
    Selling, general and administrative           61,464        48,002        73,284
                                            ------------- ------------- -------------
     Total Expenses                               63,651        49,232        75,471
                                            ------------- ------------- -------------
OPERATING LOSS                                   (63,293)      (49,164)      (75,113)
                                            ------------- ------------- -------------
OTHER INCOME

    Interest income                                  122            -            122
                                            ------------- ------------- -------------
      Total Other Income                             122            -            122
                                            ------------- ------------- -------------
NET LOSS                                    $    (63,171) $    (49,164) $    (74,991)
                                            ============= ============= =============
BASIC LOSS PER SHARE                        $      (0.01) $      (0.01)
                                            ============= =============
BASIC WEIGHTED AVERAGE SHARES                  6,000,000     6,000,000
                                            ============= =============

The accompanying notes are an integral part of these financial statements.
                                4

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
       From Inception on May 8, 1998 through March 31, 1999


                                                                         Deficit
                                                                         Accumulated
                                                           Additional    During the
                                        Common Stock       Paid-in       Development
                                     Shares       Amount   Capital       Stage
                               ------------- ------------- ------------- -------------
Balance at inception on
 May 8, 1998                              -  $          -  $          -  $          -

Issuance of 6,000,000 shares
 of common stock for cash at
 approximately $0.001 per share   6,000,000         6,000        (1,000)            -

Contributed capital                       -             -         5,006             -

Net loss from inception on
 May 8, 1998 through
 June 30, 1998                            -             -             -       (11,820)
                               ------------- ------------- ------------- -------------
Balance, June 30, 1998            6,000,000         6,000         4,006       (11,820)

Contributed capital (unaudited)           -             -        10,000             -

Net loss from July 1, 1998
 through March 31, 1999
 (unaudited)                              -             -             -       (63,171)
                               ------------- ------------- ------------- -------------
Balance, March 31, 1999
 (unaudited)                      6,000,000  $      6,000  $     14,006  $    (74,991)
                               ============= ============= ============= =============

The accompanying notes are an integral part of these financial statements,
                                5


                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                         From
                                             For the       For the       Inception on
                                             Nine Months   Three Months  May 8,
                                             Ended         Ended         1998 Through
                                             March 31,     March 31,     March 31,
                                             1999          1999          1999
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                    $    (63,171) $    (49,164) $    (74,991)
 Adjustments to reconcile net loss in
  operating activities:
   Allowance for bad debt                           2,187         1,230         2,187
 Changes in operating assets and liabilities:
   Increase in accounts payable and accounts
    payable - related party                        15,565         1,227        18,965
   (Increase) in accounts receivable               (5,742)       (4,062)       (5,742)
   (Increase) in inventory                        (38,514)       (2,570)      (38,514)
                                             ------------- ------------- -------------
     Net Cash Used by Operating Activities        (89,675)      (53,339)      (98,095)
                                             ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES                   -             -             -
                                             ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Note payable related party                        55,000        55,000        80,000
 Common stock issued for cash                          -             -          5,000
 Additional capital contributed                    10,000            -         15,006
                                             ------------- ------------- -------------
    Net Cash Provided by Financing Activities      65,000        55,000       100,006
                                             ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                   (24,675)        1,661         1,911

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         26,586           330            -
                                             ------------- ------------- -------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                   $      1,911  $      1,911  $      1,911
                                             ============= ============= =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

    Interest paid                            $         -   $         -   $          -
    Income taxes paid                        $         -   $         -   $          -


The accompanying notes are an integral part of these financial statements.
                               6

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
           March 31, 1999 (Unaudited) and June 30, 1998


NOTE  - 1    CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 audited financial statements. The results of operations for the periods ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

                             Part I

                              Item 2
    Management's Discussion and Analysis or Plan of Operations

(1)    Caution Regarding Forward-Looking Information

    This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    Plan of Operations

    The Living Card Company, Inc. (the "Company") was organized as a Nevada corporation on May 8, 1998, to engage in the creation, development and
marketing of unique, educational and low-cost "garden" greeting cards.   Upon
organization, the Company's officers and directors, John F. Lund and R. Blair Lund, transferred to the Company all of their rights to certain self-contained greeting cards which were designed, created and developed by them over the preceding two years. The officers also contributed capital to the Company, for the purpose of further developing a unique line of "garden" greeting cards with a variety of plants or flowers in a package which can be shipped via U.S. mail.

    The Company has completed the development of a line of products, produced an initial inventory of products, and begun marketing efforts. The Company's plan of operations has been, and continues to be, to develop a niche for its unique products in the greeting card industry, through the establishment of a network of distributors throughout the United States, and by the marketing and distribution of its products to grocery stores, gift and specialty stores and other retail stores. To achieve these objectives, shortly following organization, the Company began efforts to raise capital through a public offering pursuant to Form SB-1, to provide the Company with operating capital to fund the further development, production and marketing of its products.
The offering, which was declared effective on April 22, 1999, or after the fiscal quarter covered by this report, was completed in the beginning of July, 1999, resulting the sale of a total of 2,000,000 shares of common stock, for gross proceeds of $200,000 and net proceeds after offering costs, of approximately $168,000.

    As indicated, the Company's plan of operations over the next year, is to actively market its line of "garden" greeting cards in the United States and Canada. As planned, the Company hopes to accomplish this objective through
(a) continued efforts to establish a network of qualified distributors in the United States and Canada, which are able to place the Company's product line in grocery stores, gift and specialty stores and other retail operations; (b) the direct marketing of the Company's product line through various retail markets, including convenience stores, fundraising efforts, gift and specialty stores and direct sale through a toll-free number and via a Company website. As sales of the Company's existing product line increase, the Company also plans to develop additional "garden" greeting card products.

    The Company has initially established a contractual relationship with a number of distributors involved in marketing products in this industry in the United States and Canada. The Company will seek to enter into additional distributor arrangements with other carefully selected distributors in the industry, over the next several months.

    The Company has required more capital than anticipated for necessary start-up costs, and it may be anticipated that additional capital will be
necessary before the Company's operations become profitable, if ever.   The
Company has limited capital, even after its public offering, and there can be no assurance the Company will be able to satisfy its cash requirements over the next six months, unless the Company is able to achieve profits from operations, or the Company is able to raise additional capital. If the Company does not achieve profitable operations, of which there can be no assurance, the Company may be required to raise additional debt or equity capital to continue operations. There can be no assurance the Company will be able to raise additional capital when needed, or on terms favorable to the Company.

    The Company plans to develop additional products over the next twelve months, but does not anticipate that the development of such products will involve substantial expense or effort by the Company. Similarly, the Company does not anticipate that it will be required to make any significant expenditures of equipment, or any significant changes in overhead or employees.

(3)    Results of Operations

    During the quarter and the nine months ended March 31, 1999, the Company had expenses of $49,232 and $63,651, respectively, resulting in net losses of $49,164 and $63,171, respectively. The Company had nominal revenues of $358 for the quarter ended March 31, 1999, and revenues of $1,893 for the nine
months ended March 31, 1999.   The Company has had total losses since
inception of $74,991. While a large part of the Company's losses may be attributed to an absence of revenue, and expenses incurred in the start-up stage since inception on May 8, 1998, there can be no assurance the Company will not continue to experience similar losses over the next several months.

(4)    Liquidity and Capital Resources

    At March 31, 1999, the Company had total assets of $43,981, and total
liabilities of $98,966, or a stockholders' deficit of $54,985.   Current
assets as of March 31, 1999 consist of cash in the amount of $1,911; accounts receivable in the amount of $3,555; and inventory in the amount of $38,515. Current liabilities total $98,966, including accounts payable ($18,966), and a note payable to an officer ($80,000), which has subsequently been repaid (after the quarter ended March 31, 1999), from offering proceeds.

                   Part II - Other Information

Item 1 - Legal Proceedings

    None.

Item 2 - Changes in Securities and Use of Proceeds

    None.

Item 3 - Defaults on Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

    None.

Item 6 - Exhibits and Reports on Form 8-K

    None.

                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE LIVING CARD COMPANY, INC.


November 5, 1999         /s/ John F. Lund
                        -----------------------------
                             John F. Lund
                             Principal Executive Officer

                        THE LIVING CARD COMPANY, INC.

November 5, 1999         /s/ R. Blair Lund
                        -----------------------------
                             R. Blair Lund
                             Secretary/Treasurer