Form 10KSB
period 1999-06-30
LIVING CARD CO INC
filed 1999-11-16
CIK 1068660

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended: June 30, 1999

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     Commission File No.: 333-63063

                  THE LIVING CARD COMPANY, INC.
          ----------------------------------------------
          (Name of Small Business Issuer in its Charter)

                   Nevada                       87-0583192
     --------------------------------     ----------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)

1174 East 2700 South, #16
Salt Lake City, Utah                                        84106
---------------------------------------                  --------------
(Address of principal executive offices)                  (Zip Code)

Issuer's Telephone Number: (801) 485-0430
                           ----------------

Securities Registered Pursuant to Section 12(g) of the Act:

                               None
                         ---------------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes [X]     No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not obtained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $4,120.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the public offering price, the value of such common stock held by non-affiliates as of the date of this filing, was $200,000. The common stock of the Company has not traded in the over-the-counter market since the completion of its public offering in the beginning of July, 1999, and at present there is no trading market for the Company's securities. Therefore, it is impossible to ascribe a market value for the shares held by non-affiliates based on market prices.

     As of the date of the filing of this report, the Registrant had a total of 8,000,000 shares of its common stock, par value $ 0.001, issued and outstanding.


                        TABLE OF CONTENTS


Item Number and Caption                                        Page No.
----------------------                                        ---------

PART 1

Item 1.  Business..............................................    3

Item 2.  Properties ...........................................    9

Item 3.  Legal Proceedings ....................................    9

Item 4.  Submission of Matters to a Vote of Security Holders ..    10

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ..........................    10

Item 6.  Management's Discussion and Analysis
         or Plan of Operations ................................    11

Item 7.  Financial Statements .................................    13, F-1

Item 8.  Changes in and Disagreements on Accounting
         and Financial Disclosure .............................    13

PART III

Item 9. Directors, Executive Officers, Promoters
        and Control Persons; Compliance with Section 16(a)
        of the Exchange Act ...................................    14

Item 10. Executive Compensation ................................   15

Item 11. Security Ownership of Certain Beneficial
         Owners and Management .................................   16

Item 12. Certain Relationships and Related Transactions ........   16

Item 13. Exhibits and Reports on Form 8-K ......................   17

Signatures .....................................................   18


                              PART I

                       ITEM 1.  BUSINESS


HISTORY

     The Living Card Company, Inc. (the "Registrant" or the "Company"), was organized as a Nevada corporation on May 8, 1998. Following organization of the Company, John F. Lund and R. Blair Lund, officers and directors, contributed to the Company all of their rights to certain self-contained garden greeting cards designed, created and developed by them over the past two years. On organization of the Company, a total of 6,000,000 shares of Common Stock was issued to John F. Lund and R. Blair Lund in consideration of their contribution of the product line, and $10,000 in cash to the Company. An additional $10,000 was subsequently contributed to the Company as equity.

     The Company is a Salt Lake City based corporation organized for the purpose of specializing in the creation, development and marketing of unique, educational and low-cost "garden" greeting cards. Management believes the Company has a unique line of products which combine greeting card themes with a variety of plants or flowers in a package which can be shipped by U.S. mail. The Company is attempting to compete in the greeting card industry by establishing a niche market for its unique products. The Company offers its products through a few established brokers in selected territories in the United States, and through direct sales to various retail markets and outlets. The Company has established a relationship with a number of such distributors, who have commenced efforts to distribute the Company's products in grocery stores, gift stores and other retail outlets.

     In the end of June, 1999, the Company completed a public offering of a total of 2,000,000 shares of common stock at a price of $.10 per share, or a total offering of $200,000, pursuant to a registration statement on Form SB-1 filed with the U.S. Securities and Exchange Commission ("SEC"), and declared effective as of April 22, 1999. The Company received net proceeds of approximately $168,000, from the offering, after offering costs.

GENERAL

     The Living Card Company, Inc. (the "Company"), is a Nevada corporation that specializes in creative, educational, and low-cost "garden" greeting cards. Upon organization in May, 1998, the Company acquired from John F. Lund and R. Blair Lund, officers and directors, all of the rights to certain "garden greeting cards" designed and developed over the past two years. The Company undertook its public offering to provide it with funding to further develop and market its products.

     The Company's products were created as a result of the belief by management that a substantial "niche" market exists in the greeting card industry, for unique products. The Company's products, or "Living Cards," are self-contained gardens, designed as relatively low-cost and unique greeting cards. Management believes its Living Cards offer an affordable alternative to traditional greeting card and gift products by providing a combination of a conventional greeting card with a variety of plants or flowers which are packaged for shipping by U.S. mail.

     In 1998, the Company completed the development of its initial product line, and has subsequently established relationships with suppliers of the various materials comprising the Living Card products. The Company has established a relationship with a Salt Lake City packaging firm, which provides the Company with packaging, warehousing and distribution services. The Company has also entered into a number of distribution relationships with brokers in the industry, covering the states of Utah, Florida, Texas, New Mexico, Oklahoma and other states. The Company has recently established distribution with one of the largest lawn and garden distributors in the United States. In addition, the Company has recently entered into a marketing arrangement with National Sales and Marketing, Inc., a national sales and marketing organization specializing in the lawn and garden sector, with sales and marketing representation throughout the United States and Canada. Through these firms, the Company's products have been placed in grocery stores, gift stores and other retail operations. Contracts are currently being made with other prospective distributors in different areas of the country. The Company has also undertaken efforts to market its products through various retail markets, including convenience stores, fundraising activities, gift and specialty stores and direct sales through a toll-free number. The Company is currently in the process of designing a Company web page to generate internet sales.

     The Company has been in operation for approximately 16 months, and has no significant history of operations.

     Products
     --------

     Each "Living Card" in the Company's product line has been designed to provide the buyer with an alternative to the typically short-lived personal greeting card, which is generally disposed of shortly after the event which it commemorates (e.g., Christmas, birthdays, Valentine's Day).

Each "Living Card" is designed as a small garden, which will grow with minimal care. The Living Cards are self-contained gardens, designed to be relatively low cost, educational and entertaining cards. The Living Cards are packaged for low-cost shipping via U.S. mail.

     The Company has initially created eight styles of cards for a variety of themes and holiday occasions, as follows:

     a.     The  Original Pop-Up Garden
     b.     My Very First Garden
     c.     Mom's Magic Herb Garden
     d.     Mom's Magic Tea Garden
     e.     Happy Birthday
     f.     Thinking of You
     g.     Get Well Soon
     h.     Missing You

     Additional Living Card garden products, covering a variety of additional holiday events or themes, are in design, and will be introduced into the market as the Company's financial situation and operating and marketing results dictate. All aspects of the cards, including the peat, box, plastic containers, and seeds, are adaptable to additional holidays, themes, corporate logos, educational needs, and events.

      Each Living Card is packaged in a pop-up box (shippable package), six inches square and approximately one inch deep, containing bio-soil peat cubes, which is the peat source for the plants or flowers; a plastic container (rectangular-shaped); and seed packets containing a variety of flowering and foliage seeds.

     The products come with simple instructions which describe a basic four-step process for growing the "Living Card." If the instructions are followed, the Living Cards are guaranteed to germinate within three to five days and to continue to grow for approximately six months. Seed stamps are date-stamped with a three-year shelf-life; peat cubes actually improve with age and have no shelf life.

     The Company purchases the materials and supplies used in its products, including plastics products, packaging, seed envelopes and seeds, peat moss cubes and miscellaneous items, from various suppliers. Except for the Company's supplier of peat cubes, located in Hasselfors, Switzerland, and its supplier of seeds, located in Cambridge, New York, all of these suppliers are located in the Salt Lake City area. In addition, the Company uses the services of a Salt Lake City based firm for assembly, warehousing and shipping of the Company's products. The Company does not currently have, and does not expect to have, any long-term purchase contracts with any of its suppliers or providers. Alternative sources exist for each of the materials used in the Company's products, and for such assembly, warehousing and shipping services. However, the Company cannot give any assurance that supply or service relationships with alternative sources can be established or that such relationships would provide timely and sufficient quantity or quality of materials or services. In addition, the Company may incur additional costs and business delays and interruptions, if an existing relationship with a supplier were to terminate, for whatever reason, and sourcing supplies and materials from alternative sources became necessary.

     Distributor Network
     -------------------

     Since inception, the Company has entered into a distributor arrangement with a number of firms in the greeting card business. The Company has recently entered into a marketing arrangement with National Sales and Marketing, Inc., a national sales and marketing organization which specializes in the lawn and garden sector, providing for the marketing of the Company's products in the United States and Canada. In addition, the Company has established distribution with Central Garden, one of the largest lawn and
garden distributor in the United States.   These firms place the Company's
products in grocery chains, gift stores and other retail operations. Although the Company has generated some initial sales, such sales have been small and management considers it too early to assess the results of the marketing and sales efforts by these firms, or to assess the appeal of the Company's products. The distributor arrangement with each of these distributors provides for commission of 5% of the wholesale invoice price, excluding freight.

     The Company is undertaking efforts to establish a more extensive broker network to market Living Cards throughout the United States. In entering into broker arrangements, the Company attempts to select brokers with experience
and contacts in the greeting card industry.   Firms with substantial
experience in the greeting card industry have been identified as prospective
brokers for the Company's products.   The Company plans to offer each of these
firms renewable 30-day contracts, to allow for quick response if sales do not meet expectations.

     Retail Markets
     --------------

     In addition to the broker network described above, the Company has targeted several different channels through which its products can be sold. A few of the markets the Company is attempting to develop are described below:

     Grocery Stores. Management believes that grocery stores may offer the most successful approach because of their high traffic volume and numerous product display locations. Several areas in the grocery store are believed to be suitable for placement of the products, including the front-end merchandising area (next to the cash register) for impulse purchases; the traditional greeting card section; the "power-panel" merchandising sections at the end of shopping aisles; seasonal/promotional sections; and the general merchandise sections--perhaps next to gift or gardening sections.

     Convenience Stores. Convenience stores may prove to be attractive marketing venues for three principal reasons. First, the industry is constantly looking for new and unique products with high profit margins. Secondly, the convenience store consumer is oftentimes an impulse buyer. Thirdly, there are over 90,000 convenience stores in the United States.

     Gift Stores/Specialty Stores. The Company believes its products fit into this "niche" market. Some examples of this market include American Greeting Card stores, Michael's, copy store outlets, and the like.

     Direct Sales. Each Living Card box has a toll-free number customers may use for direct orders. Phone orders will be handled by customer service during business hours and/or by Alert Communications, an answering service with which the Company has contracted, on a 24 hour basis. When orders are received, customer information is entered into the Company's database and orders are mailed within five (5) business days. The Company eventually plans to use the database records for catalog mailings and new product
introductions.   In addition, the Company is currently designing a Company
website, for sales on the internet.

     Fundraising Activities. Numerous organizations seek unique items for their fundraising activities. Management believes the Company's products are particularly suitable to this market, because of their unique nature, affordability, and the ability to adapt the products to the needs of a particular organization.

     The Company also markets its products through trade shows.

     Future Marketing Plans
     ----------------------

     The Company is exploring a number of additional marketing strategies which it will implement in the future, a few of which are described below:

     Modified Plastic Molds.   The Company may acquire or develop a number of
different plastic molds for a variety of container shapes, to reflect specific holidays or events or common greeting card themes (e.g., pumpkins for Halloween; hearts for Valentine's Day, etc.). Additionally, modified plastic containers can be used as "start-up" gardens, after which plants can be transplanted into existing gardens.

     Education. The Company is reviewing a number of different strategies to offer the products into the educational market. The Company's products may be used to introduce young children to plant growth and/or gardening.

     Corporate Opportunities. Living Card products may be designed to serve as promotional material for corporations or large enterprises, designing the plastic container to display company logos, colors and/or specific messages or themes.

     Gardening. Living Card products may be used to enhance home gardens. Living Cards may be modified to accommodate larger plants such as tomatoes, and sold with garden-specific seeds.

     International sales. Greeting cards are popular throughout the world, and international markets offer considerable opportunity for future sales.

     Due to the Company's limited resources, the Company has not been able, and will be unable, to pursue many of these markets simultaneously without substantial additional capital.

     Pricing and Profit
     ------------------

     The Company's products are uniformly priced, which management believes is the most effective way to sell low-cost consumer products. In pricing products uniformly, management believes consumers will choose between products rather than prices, which will translate into greater purchasing ease. The Company attempts to price its products so as to achieve a gross product margin of 40% or more.

     Competition
     -----------

     The business in which the Company competes is intensely competitive. The Company competes with large companies in the industry, such as Hallmark Cards and American Greetings, which have established reputations, name recognition and market share, and the ability to update and expand product lines. Most, if not all, of the companies with which the Company competes, have significantly greater management, marketing, and creative and financial resources.

     Management believes that the larger, established greeting card companies do not enjoy the same advantage in the "niche" markets in the industry, due to their traditional approach to the market. While the Company realizes that it is in a significant disadvantage in the marketplace due to its limited resources and experience, the Company believes its ability to compete is enhanced by its unique product line.

     Customers
     ---------

     As indicated, the Company sells its products through a number of broker representatives. The Company is not, therefore, dependent on a few major customers.

     Trademarks
     ----------

     The Company has trademarked the "Amazing Pop-Up Garden."   The Company
does not hold any other trademarks or patents, nor is it a party to any licensing, royalty, concession or franchising agreement or labor contract.

      Governmental Regulation
      -----------------------

     The Company is not in need of any governmental approvals for the sale of its principal products.

     The Company does not believe that any existing or probable governmental regulations has, or will have, any material effect on the Company's business.

     Research and Development
     ------------------------

     Since inception, the Company estimates that it has spent approximately $60,000 on product research and development activities. None of such costs have been borne by the Company's customers.

     Offices and Employees
     ---------------------

     The Company does not have any full or part time employees other than its
officers and directors.   The Company employs additional clerical staff and
other help on an "as needed" basis.

     The Company presently utilizes approximately 1,000 square feet of office space and related equipment and resources, including computers, printers, typewriters, desk, conference table and cabinets, owned by its Secretary/Treasurer. The Company believes that this office space and related equipment is adequate for its foreseeable needs. The Company currently pays $500 per month for the use of the office space, and approximately $220 per month for related office resources, which is believed to be reasonable based on comparable rates in the Salt Lake City area.

                        ITEM 2.  PROPERTIES

     The Company does not hold or have an interest in any properties. The Company currently rents approximately 1,000 square feet of office space, and related resources, from Blair Lund, Secretary/Treasurer and a director.


                    ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, and no such proceedings by or, to the best of its knowledge, against the Company have been threatened.

                              ITEM 4.

                SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report, or since the inception of the Company.

                             PART II

                             ITEM 5.
               MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS


     There is no currently no trading market for the Registrant's common stock. The Registrant is presently seeking to have its securities included on the OTC Bulletin Board. There can be no assurance as to when, or whether, this will occur, or that a market in the Company's common stock will develop in the future.

     Since inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared in the foreseeable future.

     As of the date of filing this report, there were approximately 63 holders of record of the Company's common stock.

     On May 20, 1998, in connection with the organization of the Company, the Company issued a total of 6,000,000 shares of common stock, or 3,000,000 shares each to John F. Lund and Blair Lund, officers and directors, in consideration of the contribution to the Company by these individuals, of all of the rights to the Living Card products, and $10,000 in cash. No commissions or discounts were paid or given in connection with the issuance of these shares of common stock. These securities were sold in reliance upon the exemption from the registration and delivery requirements of the Securities Act of 1933 provided in Section 4(2) of the Securities Act, and applicable exemptions thereunder. The two persons who purchased shares of common stock of the Company, were officers, directors and founders of the Company; were sophisticated and experienced investors, and had access to, and were in possession of, all pertinent information regarding the Company. At the time of purchase of such common stock, each of such individuals executed an investment letter acknowledging that he knew he was acquiring "restricted securities" as defined in Rule 144 under the Securities Act; that such shares cannot be transferred or sold without appropriate registration or an exemption therefrom.

     In the beginning of July, 1999, the Company completed a public offering of 2,000,000 shares of common stock, par value $0.001 per share, at an offering price of $.10 per share, or a total offering of $200,000 (the
"offering").   The Company's offering was conducted pursuant to a registration statement on Form SB-1 ("registration statement"), S.E.C. File No. 333-63063, which was declared effective by the U.S. Securities & Exchange Commission ("SEC") on April 22, 1999. The offering commenced shortly following the effective date, and the Company received subscriptions for the entire offering of 2,000,000 shares of common stock by the end of June, 1999. The offering was closed in the beginning of July, 1999; a total of $115,000 in proceeds were received by the Company prior to the fiscal year ended June 30, 1999.

     The offering was offered and sold by the Company's officers and directors, and the Company did not use the services of any underwriter firm or broker-dealer firm in the offering, and no expenses were incurred for underwriting discounts and commissions, finders' fees or other expenses to
underwriters.   The common stock offered and sold in the offering is not
convertible into any other securities of the Company.   The Company incurred
offering expenses in connection with the issuance and distribution of the securities registered in the offering of approximately $30,754, resulting in net proceeds of approximately $169,250. None of such offering expenses were direct or indirect payments to officers or directors, or their associates. From the effective date of the Company's registration statement until the fiscal year ended June 30, 1999, the Company has utilized the net proceeds of the offering for the repayment of the sum of $65,000 in indebtedness to John Lund, an officer; for general and administrative expenses in the amount of approximately $5,000; for marketing and promotional expenses in the amount of approximately $15,000; for management compensation in the amount of approximately $4,500; and for the purchase of product materials in a nominal
amount.   None of such expenses, except management compensation, were direct or indirect payments to officers or directors, or their associates. The Company does not believe that the use of proceeds described above represents a material change in the use of proceeds described in the Company's prospectus included as part of the registration statement.


                             ITEM 6.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


PLAN OF OPERATIONS

     The Company plans to devote its efforts in the next twelve months, to continuing to establish a sales network for its products, marketing and promoting its products for the purpose of further establishing the Company's products in the marketplace, and maintaining, to the extent the Company's funds allow, the production of its products to meet anticipated demand. Over the past few months, the Company has established a distributor relationship with a number of distributors involved in brokering products in this industry.
Other prospective distributors have been identified and management is undertaking initial discussions with such firms. The Company plans to enter into additional distributor arrangements with carefully selected brokers in the industry, in different regions of the country. At the same time, the Company will continue with efforts to directly market its products to other retail markets. To the extent the Company's funds allow, the Company will design and develop new living card products, to meet different special events or niche markets.

     The Company's funds are quite limited, and the Company may not be able to meet its cash requirements over the next year unless it can achieve profitable
operations, of which there can be no assurance.   If the Company is unable to
meet its cash requirements over the next several months, it may be required to seek additional debt or equity financing. There can be no assurance the Company will be successful in these efforts.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had total current assets of $51,785, consisting of very limited cash ($9,634), accounts receivable of $3,636 and inventory of $38,515. Total liabilities at June 30, 1999, were $47,846, consisting of accounts payable of $27,846 and a note payable to an officer (John Lund, President) of $20,000.

     The Company's financial statements as of June 30, 1999, reflect a total of $115,000 from the Company's public offering completed in the beginning of
July, 1999.   Additional gross proceeds of $85,000 were received by the
Company from the public offering after June 30, 1999. Of such amount, the Company paid an additional $20,000 to John Lund, President, to repay certain indebtedness described in the Company's prospectus, leaving a total of
approximately $65,000 in capital from the offering.   Consequently, the
Company has limited capital to pursue its operating plan over the next several months.

RESULTS OF OPERATIONS

     The Company had nominal revenues of $4,120 during the fiscal year ended June 30, 1999. Expenses during the fiscal year totaled $148,260, resulting in a net loss of $146,816. The Company had losses of $11,820 from inception on May 8, 1998 through the fiscal year ended June 30, 1998. The operating results during the first full fiscal year may be attributed in large part to
(a) a lack of sales revenues prior to the last few months of the fiscal year end, due to efforts to complete the development and begin marketing of the Company's products; and (b) substantial expenses incurred in the start-up phase of the Company's business. However, there can be no assurance that the Company will not continue to sustain losses in the next few months.

                             ITEM 7.

                      FINANCIAL STATEMENTS

     The following financial statements of the Company appear at the end of this report, beginning with page F-1:

TITLE                                                             PAGE NO.

Independent Accountants' Report of Jones, Jensen & Company,
     Certified Public Accountants                                   F-1

Balance Sheets as of June 30, 1999                                  F-2

Statement of Operations for the year ended June 30, 1999
     and from inception on May 8, 1998                              F-3

Statement of Stockholders' Equity from inception on May 8, 1998
     through June 30, 1999                                          F-4

Statement of Cash Flows for the year ended June 30, 1999 and
     from inception on May 8, 1998                                  F-5

Notes to Financial Statement                                        F-6
                             ITEM 8.

            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants since the Company's organization.

                             PART III

                             ITEM 9.

       DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


NAMES AND TERMS OF OFFICE

     The table below sets forth the name, age, and position of each executive officer and director of the Company.

         Name         Age         Position and Office Held         Since
     -------------   -----       --------------------------        ---------

     John F. Lund      42        President and Director            May 1998

     R. Blair Lund     72        Secretary/Treasurer and Director  May 1998

     Each of the above individuals, became an officer and director of the Company in connection with its organization. The term of office of each officer and director is one year and until his successor is elected and qualified.

     Set forth below is biographical information for each of the Company's officers and directors. No person other than the Company's officers and directors will perform any management functions for the Company.

     John F. Lund has been involved in developing the products for The Living Card Company for the past two years. He founded Vertical Gardens, a unique garden products firm located in Salt Lake City, Utah of which he served as president from 1993 to 1996. While with Vertical Gardens, Mr. Lund was responsible for design and product development; marketing; and all accounting and financial matters. For a period of approximately eleven years prior to his position with Vertical Gardens, Mr. Lund was employed by BSD Medical Corporation, a medical electronics firm, as purchasing manager. From 1978 to 1982, Mr. Lund was employed as regional manager of Evans Specialty Company, a specialty hardware and fastener firm, where he was responsible for managing the company's regional office and warehouse, including overseeing inventory management and control, training, accounting, scheduling, marketing, and public and customer relations. From 1977 to 1978, Mr. Lund was the owner and operator of Amex Systems Corporation, a building products company. Through his various employment positions over the years, Mr. Lund has developed a broad range of experience in product development, marketing, management,
procurement, and finance.   Mr. Lund attended the University of Utah from 1975
through 1978, where he took courses in business management, marketing and finance before leaving prior to receiving a degree, to pursue private business concerns.

     R. Blair Lund is the father of John F. Lund. For the past several years, Mr. Lund has been involved in a number of private business ventures. Since 1992, he has served as Secretary/Treasurer of Material Processing, Inc., a publicly held corporation engaged in soil sterilization and environmental clean up activities. For a period of approximately 26 years through 1978, Mr. Lund was involved in the consumer finance industry. He was an officer, director and founder of Industrial Credit, Inc., a Utah thrift and loan and finance company. From 1976 to 1978, he served as an officer and director of Western States Thrift and Loan, a Utah thrift and loan. Mr. Lund has been self-employed over the past several years as a consultant for several small manufacturing firms. From approximately 1972 to 1974, he served as president of the Utah Consumer Finance Association. From 1947 to 1951, Mr. Lund attended the University of Utah and the University of Colorado, Boulder, where he took courses in banking and finance.

     Except for the Company's officers and directors, there are no promoters or control persons of the Company.


                 ITEM 10.  EXECUTIVE COMPENSATION

                 REMUNERATION DURING FISCAL YEAR

     Set forth below is a summary of all compensation received by officers and directors during the fiscal year:

                     CASH COMPENSATION TABLE


NAME OF INDIVIDUAL          CAPACITY IN WHICH           CASH
OR NUMBER IN GROUP                SERVED                COMPENSATION
-------------------------   ------------------          -------------

John F. Lund                President, Director         $36,000  in cash

R. Blair Lund               Secretary/Treasurer and
                            Director                    $ 4,000 in cash

                             ITEM 11.

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of the filing of this report, the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group:


                                   Amount and Nature of Ownership
                                   -------------------------------
                          Sole Voting       Shared Voting
    Name of Person       and Investment     and Investment     Percent of
        or Group             Power(1)          Power            Class
    -----------------    --------------     ----------------    ----------

Principal Shareholders:
----------------------
John F. Lund                3,000,000                -0-            37.5

R. Blair Lund (2)           3,000,000                -0-            37.5


Officers and Directors:
----------------------

John F. Lund         -----------------------See above------------------------

R. Blair Lund        -----------------------See above------------------------

All Officers and Directors
As a Group (2 Persons):     6,000,000                -0-            75.0
----------------------

(1) All shares are held beneficially and of record, and each record shareholder has sole voting, investment, and dispositive power.

(2)     R. Blair Lund is the father of John Lund.

     There are no arrangements which may result in a change in control of the Registrant.


                             ITEM 12.

          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company, John Lund, President and a director, and Blair Lund, Secretary and a director, contributed all of the rights to the Living Card products, and paid an aggregate of $10,000 cash, in exchange for the issuance of a total
of 3,000,000 shares each of the common stock of the Company.   In November,
1998, John Lund and Blair Lund contributed an additional $10,000 in equity capital to the Company.

     From the date of organization of the Company, John F. Lund, President, loaned to the Company a total of $85,000, to fund Company operations pending the receipt of funding from the Company's offering. A substantial portion of these funds was utilized by the Company to purchase materials and packaging and materials for the Company's products, and for general and administrative expenses. Since the completion of the public offering, a total of $85,000 of such indebtedness has been repaid to Mr. Lund, without interest. A total of $65,000 was repaid to Mr. Lund prior to the year ended June 30, 1999; the balance was repaid in July, 1999. In addition to the sums described above, the Company's officers and directors contributed an additional $58,323 to the Company prior to the completion of the offering, which has been treated as additional paid in capital.

                             PART IV

           ITEM 13.  EXHIBITS AND REPORTS ON  FORM 8-K

                             Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  SEC Ref.  Title of Document                         Page.

2.01 *         2       Articles of Incorporation, as amended

2.02 *         2       By-Laws

27 **         27       Financial Data Schedules

 * Previously filed with the Securities and Exchange Commission on September 8, 1998, as part of the Company's initial filing on Form SB-1

 ** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

Reports on Form 8-K

     During the fiscal year ended June 30, 1999, the Company filed no reports on Form 8-K.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              REGISTRANT:

                              THE LIVING CARD COMPANY, INC.


Date: November 8, 1999         By     /s/ John F. Lund
                                  -------------------------------------------
                                         John F. Lund, Principal Executive
                                                       Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              THE LIVING CARD COMPANY, INC.


Date: November 8, 1999         By  /s/ John F. Lund
                                   ----------------------------------------
                                       John F. Lund
                                       President, Principal Executive Officer
                                       Principal Financial Officer

                              THE LIVING CARD COMPANY, INC.


Date: November 8, 1999        By  /s/ R. Blair Lund
                                -------------------------------------------
                                    R. Blair Lund
                                    Secretary/Treasurer and Director

                   JONES, JENSEN & COMPANY, LLC
           Certified Public Accountants and Consultants
                 50 South Main Street, Suite 1450
                    Salt Lake City, Utah 84144
                     Telephone (801) 328-4408
                     Facsimile (801) 328-4461


INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Living Card Company, Inc.
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of Living Card Company, Inc. (a development stage company) as of June 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 1999, and from inception on May 8, 1998 through June 30, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Living Card Company, Inc. (a development stage company) as of June 30, 1999 and the results of its operations and its cash flows for the year ended June 30, 1999, and from inception on May 8, 1998 through June 30, 1998 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
October 12, 1999

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

                                                            June 30,
                                                             1999
                                                          -------------
CURRENT ASSETS

     Cash                                                 $     9,634
     Accounts receivable - net (Note 2)                         3,636
     Inventory                                                 38,515
                                                          -------------
          Total Current Assets                                 51,785
                                                          -------------
          TOTAL ASSETS                                    $    51,785
                                                          =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                     $    27,846
     Accounts payable - related party (Note 3)                 20,000
                                                          -------------
          Total Current Liabilities                            47,846
                                                          -------------
STOCKHOLDERS' EQUITY

     Preferred stock: $0.01 par value, 5,000,000
      shares authorized -no shares issued and outstanding          -
     Common stock: $0.001 par value, 20,000,000 share
      authorized; 8,000,000 shares issued and outstanding       8,000
     Additional paid-in capital                               239,575
     Stock subscription receivable (Note 4)                   (85,000)
     Deficit accumulated during the development stage        (158,636)
                                                          -------------
          Total Stockholders' Equity                            3,939
                                                          -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    51,785
                                                          =============

The accompanying notes are an integral part of these financial statements.
                               F-2

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                                                            From
                                                        Inception on
                                                        May 8, 1998
                                For the                  Through
                                Year Ended                June 30,
                                June 30,        -----------------------------
                                  1999               1998            1999
                                -------------   -------------   -------------

REVENUES                        $     4,120     $          -    $     4,120

COST OF SALES                         2,828                -          2,828
                                -------------   -------------   -------------
GROSS MARGIN                          1,292                -          1,292
                                -------------   -------------   -------------
EXPENSES

  Bad debt expense                    5,949                -          5,949
  Selling, general and
   administrative                   142,311           11,820        154,131
                                -------------   -------------   -------------
      Total Expenses                148,260           11,820        160,080
                                -------------   -------------   -------------
OPERATING LOSS                     (146,968)         (11,820)      (158,788)
                                -------------   -------------   -------------
OTHER INCOME

  Interest income                       152                -            152
                                -------------   -------------   -------------
      Total Other Income                152                -            152
                                -------------   -------------   -------------
NET LOSS                        $  (146,816)    $    (11,820)   $  (158,636)
                                =============   =============   =============
BASIC LOSS PER SHARE            $     (0.02)    $      (0.00)
                                =============   =============
BASIC WEIGHTED AVERAGE SHARES     6,564,373        6,000,000
                                =============   =============

The accompanying notes are an integral part of these financial statements.
                               F-3

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
       From Inception on May 8, 1998 through June 30, 1999

<CAPTION

                                                                                     Deficit
                                                                                     Accumulated
                                                          Additional    Stock        During the
                                        Common Stock      Paid In       Subscription Development
                                    Shares      Amounts   Capital       Receivable   Stage
                                  ------------ ---------- ------------- ------------ ------------
Balance at inception on
   May 8, 1998                              -  $       -  $          -  $         -  $        -

Issuance of 6,000,000 shares
 of common stock for cash at
 approximately $0.001 per share     6,000,000      6,000        (1,000)           -           -

Contributed capital                         -          -         5,006            -           -

Net  loss for the year ended
 June 30, 1998                              -          -             -            -      (11,820)
                                  ------------ ---------- ------------- ------------ ------------
Balance, June 30, 1998              6,000,000      6,000         4,006            -      (11,820)

Issuance of 2,000,000 shares
 of common stock for cash at
 $0.10 per share                    2,000,000      2,000       198,000       (85,000)         -

Stock offering costs                        -          -       (30,754)           -           -

Contributed capital                         -          -        68,323            -           -

Net loss for the year ended
 June 30, 1999                              -          -             -            -     (146,816)
                                  ------------ ---------- ------------- ------------ ------------
Balance, June 30, 1999              8,000,000  $   8,000  $    239,575  $   (85,000) $  (158,636)
                                  ============ ========== ============= ============ ============

  The accompanying notes are an integral part of these financial statements.
                                      F-4

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows

<CAPTION

                                                                     From
                                                                  Inception on
                                                                  May 8, 1998
                                          For the                   Through
                                          Year Ended                June 30,
                                          June 30,       -----------------------------
                                          1999               1998            1999
                                         -------------   -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                              $   (146,816)   $    (11,820)  $    (158,636)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
      Allowance for bad debt                    5,949               -           5,949
      Increase in accounts payable and
       accounts payable - related party        44,446           3,400          47,846
     (Increase) in accounts receivable         (9,585)              -          (9,585)
     (Increase) in inventory                  (38,515)              -         (38,515)
                                         -------------   -------------  --------------
        Net Cash Used by Operating
        Activities                           (144,521)         (8,420)       (152,941)
                                         -------------   -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES               -                -              -
                                         -------------   -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payment on note payable-related party      (90,000)              -         (90,000)
   Note payable - related party                65,000          25,000          90,000
   Common stock issued for cash               115,000           5,000         120,000
   Additional capital contributed              68,323           5,006          73,329
   Stock offering costs                       (30,754)              -         (30,754)
                                         -------------   -------------  --------------
        Net Cash Provided by Financing
        Activities                            127,569          35,006         162,575
                                         -------------   -------------  --------------
NET (DECREASE) INCREASE IN  CASH              (16,952)         26,586           9,634

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                          26,586               -              -
                                         -------------   -------------  --------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $      9,634    $     26,586  $        9,634
                                         =============   ============= ===============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

     Interest paid                       $          -    $          -  $           -
     Income taxes paid                   $          -    $          -  $           -

The accompanying notes are an integral part of these financial statements.
                               F-5

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 1999


NOTE 1 -     NATURE OF ORGANIZATION

     The financial statements presented are those of Living Card Company, Inc. (a development stage company) (The Company). The Company was organized under the laws of the State of Nevada on May 8, 1998. The Company was organized to manufacture, merchandise, sell and distribute at wholesale and retail, a specialized line of greeting cards and other related products.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Accounting Method

     The financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year end.

     b.  Provision for Taxes

     At June 30, 1999, the Company had net operating loss carryforwards of approximately $150,000 that may be offset against future taxable income from the year 1999 through 2014. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

     c.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     e.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 1999


NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.  Accounts Receivable

     Accounts receivable are shown net of an allowance for doubtful accounts of $5,949 as of June 30, 1999.

     g.  Inventory

     The inventory is carried at its lower of cost or market value using the average cost method. At June 30, 1999, inventory was as follows:

                                                         June 30,
                                                           1999
                                                   -----------------
          Raw materials and supplies               $     13,460
          Finished goods                                 25,055
                                                   -----------------
                    Total                          $     38,515
                                                   =================
NOTE 3 -     RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1999, an officer of the Company loaned the Company $85,000 of which $65,000 was paid back during the year leaving a $20,000 balance which bears no interest and is due on demand.

NOTE 4 -     STOCK SUBSCRIPTION RECEIVABLE

     During the year ended June 30, 1999, the Company issued 2,000,000 shares of common stock at $0.10 per share for cash, of which $115,000 was received prior to June 30, 1999. The remaining $85,000 was received subsequent to June 30, 1999 and is being shown as a stock subscription receivable as of June 30, 1999.

NOTE 5 -     PREFERRED STOCK

     Shares of Preferred Stock may be issued in one or more series as may from time to time be determined by the board of directors. Each series shall be distinctly designated. All shares of any one series of the Preferred Stock shall be alike in every particular, except that there may be different dates from which dividends thereon, if any, shall be cumulative, if made cumulative. The powers, preferences, participating, optional and other rights of each such series and the qualifications, limitations, or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

                    LIVING CARD COMPANY, INC.
                  (A Development Stage company)
                Notes to the Financial Statements
                          June 30, 1999


NOTE 6 -     GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern. It is the intent of management to use a variety of marketing strategies in order to compete in the greeting card business. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.