Form 10QSB
period 1999-09-30
LIVING CARD CO INC
filed 1999-12-21
CIK 1068660

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
__________________________________________________________________

(Mark one)

     XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   _______   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

   _______   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT OF 1934

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

Transitional Small Business Disclosure Format (check one):   YES   NO [XX]

                  THE LIVING CARD COMPANY, INC.

       Form 10-QSB for the Quarter ended September 30, 1999

                        Table of Contents

Part I - Financial Information                                           Page

     Item 1.  Financial Statements                                       3

     Item 2.  Management's Discussion and Analysis or Plan of Operation  9

Part II - Other Information

     Item 1.  Legal Proceedings                                          11

     Item 2.  Changes in Securities and Use of Proceeds                  11

     Item 3.  Defaults Upon Senior Securities                            12

     Item 4.  Submission of Matters to a Vote of Security Holders        12

     Item 5.  Other Information                                          12

     Item 6.  Exhibits and Reports on Form 8-K                           12

Signatures                                                               12

                     LIVING CARD COMPANY, INC.
                  (A Development Stage Company)

                          Balance Sheets

ASSETS
------
                                                September 30,      June 30,
                                                   1999             1999
                                                -------------- --------------
                                                  (Unaudited)
CURRENT ASSETS

    Cash                                        $     11,670   $       9,634
    Accounts receivable                               15,763           3,636
    Inventory                                         35,053          38,515
                                                -------------- --------------
        Total Current Assets                          62,486          51,785
                                                -------------- --------------
FIXED ASSETS

    Furniture and equipment - net                      3,024               -
                                                -------------- --------------
        Total Fixed Assets                             3,024               -
                                                -------------- --------------
        TOTAL ASSETS                            $     65,510   $      51,785
                                                ============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                            $          -   $      27,846
    Accounts payable - related party                       -          20,000
                                                -------------- --------------
        Total Current Liabilities                          -          47,846
                                                -------------- --------------
STOCKHOLDERS' EQUITY

    Preferred stock: $0.01 par value, 5,000,000
     shares authorized no shares issued and
     outstanding                                           -               -
    Common stock: $0.001 par value, 20,000,000
     share authorized; 8,000,000 shares issued
     and outstanding                                   8,000           8,000
    Additional paid-in capital                       239,575         239,575
    Stock subscription receivable                       (750)        (85,000)
    Deficit accumulated during the
     development stage                              (181,315)       (158,636)
                                                -------------- --------------
         Total Stockholders' Equity                   65,510           3,939
                                                -------------- --------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                 $     65,510   $      51,785
                                                ============== ==============

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                From
                                                                Inception on
                                                                May 8, 1998
                                     For the Three Months Ended Through
                                          September 30,         September 30,
                                        1999            1998    1999
                                    ------------- ------------- -------------
REVENUES                            $      9,374  $      1,263  $    13,494

COST OF SALES                              1,883           758        4,711
                                    ------------- ------------- -------------
GROSS MARGIN                               7,491           505        8,783
                                    ------------- ------------- -------------
EXPENSES

 Depreciation expense                        160             -          160
 Bad debt expense                              -             -        5,949
 Selling, general and administrative      30,074        46,564      184,205
                                    ------------- ------------- -------------
    Total Expenses                        30,234        46,564      190,314
                                    ------------- ------------- -------------
OPERATING LOSS                           (22,743)      (46,059)    (181,531)
                                    ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Other expenses                            (179)            -         (179)
  Interest income                            243            99          395
                                    ------------- ------------- -------------
    Total Other Income (Expenses)             64            99          216
                                    ------------- ------------- -------------
NET LOSS                            $    (22,679) $    (45,960) $   (181,315)
                                    ============= ============= =============
BASIC LOSS PER SHARE                $      (0.01) $      (0.00)
                                    ============= =============
BASIC WEIGHTED AVERAGE SHARES          8,000,000     6,000,000
                                    ============= =============

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
     From Inception on May 8, 1998 through September 30, 1999




                                                                          Deficit
                                                                          Accumulated
                                                  Additional Stock        During the
                                   Common Stock   Paid-in    Subscription Development
                              Shares       Amount Capital    Receivable   Stage
                             ------------ ------- ---------- ------------ ------------
Balance at inception on
 May 8, 1998                           -  $    -  $       -  $         - $          -

Issuance of 6,000,000 shares
 of common stock for cash at
 approximately $0.001 per
 share                         6,000,000    6,000    (1,000)           -            -

Contributed capital                    -        -     5,006            -            -

Net loss for the year ended
 June 30, 1998                         -        -         -            -      (11,820)
                             ------------ ------- ---------- ------------ ------------
Balance, June 30, 1998         6,000,000    6,000     4,006            -      (11,820)

Issuance of 2,000,000 shares
 of common stock for cash at
 $0.10 per share               2,000,000    2,000   198,000      (85,000)           -

Stock offering costs                  -         -   (30,754)           -            -

Contributed capital                   -         -    68,323            -            -

Net loss for the year ended
 June 30, 1999                        -         -         -            -     (146,816)
                             ------------ ------- ---------- ------------ ------------
Balance, June 30, 1999         8,000,000    8,000   239,575      (85,000)    (158,636)

Receipt of stock subscription
 (unaudited)                          -         -         -       84,250            -

Net loss for the three months
 ended September 30, 1999
 (unaudited)                          -         -         -            -      (22,679)
                             ------------ ------- ---------- ------------ ------------
Balance, September 30, 1999
 (unaudited)                   8,000,000  $ 8,000 $ 239,575  $      (750) $  (181,315)
                             ============ ======= ========== ============ ============

                                5

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                From
                                                                Inception on
                                                                May 8, 1998
                                     For the Three Months Ended Through
                                          September 30,         September 30,
                                        1999            1998    1999
                                    ------------- ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                          $    (22,679) $    (45,960) $   (181,315)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Depreciation expense                    160             -           160
     Allowance for bad debt                    -             -         5,949
  Changes in operating assets and
   liabilities:
     Increase (decrease) in accounts
       payable and accounts payable -
       related party                     (27,846)       19,092        20,000
    (Increase) in accounts receivable    (12,127)       (9,481)      (21,712)
    (Increase) decrease in inventory       3,462       (39,416)      (35,053)
                                    ------------- ------------- -------------
       Net Cash Used by
       Operating Activities              (59,030)      (75,765)     (211,971)
                                    ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Furniture and equipment                 (3,184)            -        (3,184)
                                    ------------- ------------- -------------
       Net Cash Used by
       Investing Activities               (3,184)            -        (3,184)
                                    ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Payment on note payable -
    related party                        (20,000)       (5,000)     (110,000)
  Note payable - related party                 -        60,000        90,000
  Common stock issued for cash            84,250             -       204,250
  Additional capital contributed               -             -        73,329
  Stock offering costs                         -             -       (30,754)
                                    ------------- ------------- -------------
       Net Cash Provided by
       Financing Activities         $     64,250  $     55,000  $    226,825
                                    ------------- ------------- -------------

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
               Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                From
                                                                Inception on
                                                                May 8, 1998
                                     For the Three Months Ended Through
                                          September 30,         September 30,
                                        1999            1998    1999
                                    ------------- ------------- -------------
NET (DECREASE) INCREASE IN CASH     $      2,036  $    (20,765) $     11,670

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     9,634        26,586             -
                                    ------------- ------------- -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                     $     11,670  $      5,821  $     11,670
                                    ============= ============= =============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

    Interest paid                   $          -  $          -  $          -
    Income taxes paid               $          -  $          -  $          -

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 1999


NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and note thereto included in the Company's September 30, 1999 audited financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

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

                             Part I

Item 2 - Management's Discussion and Analysis or Plan of Operations

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

    The Company has completed the development of a line of products, produced an initial inventory of products, and, over the past few months, commenced marketing efforts. The Company's plan of operations has been, and continues to be, to develop a niche for its unique products in the greeting card industry, through the establishment of a network of distributors throughout the United States, and by the marketing and distribution of its products to grocery stores, gift and specialty stores and other retail stores. To achieve these objectives, shortly following organization, the Company began efforts to raise capital through a public offering pursuant to Form SB-1, to provide the Company with operating capital to fund the further development, production and marketing of its products. The offering, which was declared effective on April 22, 1999, was completed in the beginning of July, 1999, resulting in the sale of a total of 2,000,000 shares of common stock, for gross proceeds of $200,000 and net proceeds after offering costs, of approximately $168,000. Of such amount, gross proceeds of $115,000 were received prior to the year ended June 30, 1999, and the balance of such proceeds, of $85,000, were received by the Company during the quarter ended September 30,1999.

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

(3)    Results of Operations

    For the three months ended September, 1999 and 1998, the Company had nominal revenues of $9,374, and $1,263, respectively; expenses of $30,234 and $46,564, respectively, resulting in net losses of $22,743 and $46,059, respectively. The Company has had total losses since inception of $181,531. While a large part of the Company's losses may be attributed to expenses incurred and only nominal revenues realized in the start-up stage since inception on May 8, 1998, there can be no assurance the Company will not continue to experience similar losses over the next several months.

(4)    Liquidity and Capital Resources

    At September 30, 1999, the Company had total assets of $65,510, and no
liabilities, and stockholders' equity of $65,510.   Current assets as of
September 30, 1999, consist of cash in the amount of $11,670; accounts receivable in the amount of $15,763; and inventory in the amount of $35,053. At the fiscal year ended June 30, 1999, the Company had total assets of $51,785, total current liabilities of $47,846, and stockholders' equity of $3,939. The increase in assets is attributable to proceeds from the Company's public offering during the quarter of $85,000.

                   Part II - Other Information

Item 1 - Legal Proceedings

    None.

Item 2 - Changes in Securities and Use of Proceeds

    During the quarter ended September 30, 1999, the Company has not modified any of the rights of the holders of common stock, nor has the Company issued any other class of securities, or taken any other action requiring disclosure under this item.

    In the beginning of July, 1999, the Company completed a public offering of 2,000,000 shares of common stock, par value $0.001 per share, at an offering price of $.10 per share, or a total offering of $200,000 (the "offering").
The Company's offering was conducted pursuant to a registration statement on Form SB-1 ("registration statement"), S.E.C. File No. 333-63063, which was declared effective by the U.S. Securities & Exchange Commission ("SEC") on April 22, 1999. The offering commenced shortly following the effective date, and the Company received subscriptions for the entire offering of 2,000,000 shares of common stock by the end of June, 1999. The offering was closed in the beginning of July, 1999. A total of $115,000 in proceeds were received by the Company prior to the fiscal year ended June 30, 1999; the remaining $85,000 in proceeds were received during the quarter ended September 30, 1999.

    The offering was offered and sold by the Company's officers and directors, and the Company did not use the services of any underwriter firm or broker-dealer firm in the offering, and no expenses were incurred for underwriting discounts and commissions, finders' fees or other expenses to
underwriters.   The common stock offered and sold in the offering is not
convertible into any other securities of the Company.   The Company incurred
offering expenses in connection with the issuance and distribution of the securities registered in the offering of approximately $30,750, resulting in net proceeds of approximately $169,250. None of such offering expenses were direct or indirect payments to officers or directors, or their associates. From the effective date of the Company's registration statement through the quarter ended September 30, 1999, the Company has utilized the net proceeds of the offering for the repayment of the sum of $85,000 in indebtedness to John Lund, an officer; for general and administrative expenses in an amount estimated at $15,000; for marketing and promotional expenses in an amount estimated at $15,000; for management compensation in an amount estimated at $25,000; and for the purchase of product materials and equipment of approximately $3,000. It is anticipated that the balance of the net proceeds have been, or will be, used as working capital and/or for the purchase of materials and product costs.

    None of such expenses, except as indicated above, were direct or indirect payments to officers or directors, or their associates. The Company does not believe that the use of proceeds described above represents a material change in the use of proceeds described in the Company's prospectus included as part of the registration statement.

Item 3 - Defaults on Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    During the period covered by this report, the Company did not submit any matters to a vote of its security holders, either through the solicitation of proxies or otherwise.

Item 5 - Other Information

    None.

Item 6 - Exhibits and Reports on Form 8-K

    None.

                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE LIVING CARD COMPANY, INC.


    December 17, 1999            /s/ John F. Lund
                                 -------------------------
                                     John F. Lund
                                     Principal Executive Officer

                               THE LIVING CARD COMPANY, INC.


    December 17, 1999            /s/ R. Blair Lund
                                 ---------------------------
                                     R. Blair Lund
                                     Secretary/Treasurer