Form 10QSB
period 1999-12-31
LIVING CARD CO INC
filed 2000-02-23
CIK 1068660

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
__________________________________________________________________

(Mark one)
   [ XX ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

   [     ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT OF 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     8,000,000 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):   YES [ ]   NO [XX]

                        THE LIVING CARD COMPANY, INC.

             Form 10-QSB for the Quarter ended December 31, 1999

                              Table of Contents

Part I - Financial Information                                           Page

   Item 1.  Financial Statement                                            3

   Item 2.  Management's Discussion and Analysis or Plan of Operation     10

Part II - Other Information

    Item 1.  Legal Proceedings                                            11

    Item 2.  Changes in Securities and Use of Proceeds                    11

    Item 3.  Defaults Upon Senior Securities                              12

    Item 4.  Submission of Matters to a Vote of Security Holders          12

    Item 5.  Other Information                                            12

    Item 6.  Exhibits and Reports on Form 8-K                             12

Signatures                                                                13

                          LIVING CARD COMPANY, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                   December 31,    June 30,
                                                       1999          1999
                                                   ------------- ------------
                                                    (Unaudited)
CURRENT ASSETS

    Cash                                           $      1,514  $     9,634
    Accounts receivable                                   1,365        3,636
    Inventory                                            41,029       38,515
                                                   ------------- ------------
     Total Current Assets                                43,908       51,785
                                                   ------------- ------------
FIXED ASSETS

    Furniture and equipment - net                         2,759            -
                                                   ------------- ------------
      Total Fixed Assets                                  2,759            -
                                                   ------------- ------------
      TOTAL ASSETS                                 $     46,667  $    51,785
                                                   ============= ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                               $      3,976  $    27,846
    Accounts payable - related party                     18,000       20,000
                                                   ------------- ------------
      Total Current Liabilities                          21,976       47,846
                                                   ------------- ------------
STOCKHOLDERS' EQUITY

    Preferred stock: $0.01 par value, 5,000,000
     shares authorized no shares issued and
      outstanding                                             -            -
    Common stock: $0.001 par value, 20,000,000
     share authorized; 8,000,000 shares issued
     and outstanding                                      8,000        8,000
    Additional paid-in capital                          239,575      239,575
    Stock subscription receivable                          (750)     (85,000)
    Deficit accumulated during the development
     stage                                             (222,134)    (158,636)
                                                   ------------- ------------
      Total Stockholders' Equity                         24,691        3,939
                                                   ------------- ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     46,667  $    51,785
                                                   ============= ============

  The accompanying notes are an integral part of these financial statements.

                          LIVING CARD COMPANY, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                                                 From
                                                                                 Inception on
                                                                                 May 8, 1998
                           For the Six Months Ended  For the Three Months Ended  Through
                                December 31,              December 31,           December 31,
                              1999           1998     1999              1998     1999
                           ------------- ----------- -------------- ------------ --------------
REVENUES

    Sales                  $      9,597  $        -  $         223  $         -  $      13,717

COST OF SALES                     2,243           -            360            -          5,071
                           ------------- ----------- -------------- ------------ --------------
GROSS MARGIN                      7,354           -           (137)           -          8,646
                           ------------- ----------- -------------- ------------ --------------
EXPENSES
    Depreciation expense            425           -            265            -            425
    Bad debt expense                  -           -              -            -          5,949
    Selling, general and
     administrative              70,553      68,576         40,479       22,616        224,684
                           ------------- ----------- -------------- ------------ --------------
      Total Expenses             70,978      68,576         40,744       22,616        231,058
                           ------------- ----------- -------------- ------------ --------------
OPERATING LOSS                  (63,624)    (68,576)       (40,881)     (22,616)       222,412
                           ------------- ----------- -------------- ------------ --------------
OTHER INCOME (EXPENSES)

    Other expenses                 (179)          -              -            -           (179)
    Interest income                 305           -             62            -            457
                           ------------- ----------- -------------- ------------ --------------
      Total Other Income
      (Expenses)                    126           -             62            -            278
                           ------------- ----------- -------------- ------------ --------------
NET LOSS                   $    (63,498) $  (68,576) $     (40,819) $   (22,616) $    (222,134)
                           ============= =========== ============== ============ ==============
BASIC LOSS PER SHARE       $      (0.01) $    (0.01) $       (0.01) $     (0.00)
                           ============= =========== ============== ============
BASIC WEIGHTED AVERAGE
 SHARES                       8,000,000   6,000,000      8,000,000    6,000,000
                           ============= =========== ============== ============

 The accompanying notes are an integral part of these financial statements.

                                      4


                          LIVING CARD COMPANY, INC.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity
           From Inception on May 8, 1998 through December 31, 1999

                                                                                   Deficit
                                                                                   Accumulated
                                                          Additional  Stock        During the
                                    Common Stock          Paid-in     Subscription Development
                                  Shares        Amount    Capital     Receivable   Stage
                                  ----------- ----------- ----------- ------------ ------------
Balance at inception on
 May 8, 1998                               -  $        -  $        -  $         -  $         -

Issuance of 6,000,000 shares
 of common stock for cash at
 approximately $0.001 per share     6,000,000      6,000      (1,000)           -            -

Contributed capital                        -           -       5,006            -            -

Net loss for the year ended
 June 30, 1998                             -           -           -            -      (11,820)
                                  ----------- ----------- ----------- ------------ ------------
Balance, June 30, 1998              6,000,000      6,000       4,006            -      (11,820)

Issuance of 2,000,000 shares
 of common stock for cash at
 $0.10 per share                    2,000,000      2,000     198,000      (85,000)           -

Stock offering costs                        -          -     (30,754)           -            -

Contributed capital                         -          -      68,323            -            -

Net loss for the year ended
 June 30, 1999                              -          -           -            -     (146,816)
                                  ----------- ----------- ----------- ------------ ------------
Balance, June 30, 1999              8,000,000      8,000     239,575      (85,000)    (158,636)

Receipt of stock subscription
 (unaudited)                                -          -           -       84,250            -

Net loss for the six months
 ended December 31, 1999
 (unaudited)                                -          -           -            -      (63,498)
                                  ----------- ----------- ----------- ------------ ------------
Balance, December 31, 1999
 (unaudited)                        8,000,000 $    8,000  $  239,575  $      (750) $  (222,134)
                                  =========== =========== =========== ============ ============

 The accompanying notes are an integral part of these financial statements.
                                      5


                          LIVING CARD COMPANY, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)
                                                                                         From
                                                                                         Inception on
                                                                                         May 8, 1998
                                   For the Six Months Ended  For the Three Months Ended  Through
                                        December 31,              December 31,           December 31,
                                      1999           1998     1999              1998     1999
                                   ------------- ----------- -------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                         $    (63,498) $  (68,576) $     (40,819) $   (22,616) $   (222,134)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
     Depreciation expense                   425           -            265            -           425
     Allowance for bad debt              (1,550)          -         (1,550)           -         4,399
  Changes in operating assets
   and liabilities:
     Increase (decrease) in accounts
      payable and accounts payable
      related party                     (14,870)     18,397         12,976         (695)       32,976
     (Increase)in accounts receivable     3,821      (1,680)        15,948        7,801        (5,764)
     (Increase) decrease in inventory    (2,514)    (39,416)        (5,976)           -       (41,029)
                                   ------------- ----------- -------------- ------------ -------------
      Net Cash Used by Operating
      Activities                        (78,186)    (91,275)       (19,156)     (15,510)     (231,127)
                                   ------------- ----------- -------------- ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Furniture and equipment                (3,184)          -              -            -        (3,184)
                                   ------------- ----------- -------------- ------------ -------------
    Net Cash Used by Investing
    Activities                           (3,184)          -              -            -        (3,184)
                                   ------------- ----------- -------------- ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Payment on note payable -
   related party                        (20,000)     (5,000)             -            -      (110,000)
  Note payable - related party            9,000      60,000          9,000            -        99,000
  Common stock issued for cash           84,250           -              -            -       204,250
  Additional capital contributed              -      10,000              -       10,000        73,329
  Stock offering costs                        -           -              -            -       (30,754)
                                   ------------- ----------- -------------- ------------ -------------
    Net Cash Provided by Financing
    Activities                     $     73,250  $   65,000  $       9,000  $    10,000  $    235,825
                                   ------------- ----------- -------------- ------------ -------------

  The accompanying notes are an integral part of these financial statements.

                                       6

                           LIVING CARD COMPANY, INC.
                         (A Development Stage Company)
                     Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                         From
                                                                                         Inception on
                                                                                         May 8, 1998
                                   For the Six Months Ended  For the Three Months Ended  Through
                                        December 31,              December 31,           December 31,
                                      1999           1998     1999              1998     1999
                                   ------------- ----------- -------------- ------------ -------------
NET (DECREASE) INCREASE IN CASH    $     (8,120) $  (26,275) $     (10,156) $    (5,510) $      1,514

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                     9,634      26,586         11,670        5,821             -
                                   ------------- ----------- -------------- ------------ -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                    $      1,514  $      311  $       1,514  $       311  $      1,514
                                   ============= =========== ============== ============ =============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

    Interest paid                  $          -  $        -  $           -  $         -  $          -
    Income taxes paid              $          -  $        -  $           -  $         -  $          -

  The accompanying notes are an integral part of these financial statements.
                                       7

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999


NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

    The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and 1998 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and note thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

    The Company has completed the development of a line of products, produced an initial inventory of products, and, over the past few months, commenced marketing efforts. The Company's plan of operations has been, and continues to be, to develop a niche for its unique products in the greeting card industry, through the establishment of a network of distributors throughout the United States, and by the marketing and distribution of its products to grocery stores, gift and specialty stores and other retail stores. To achieve these objectives, shortly following organization, the Company began efforts to raise capital through a public offering pursuant to Form SB-1, to provide the Company with operating capital to fund the further development, production and marketing of its products. The offering, which was declared effective on April 22, 1999, was completed in the beginning of July, 1999, resulting in the sale of a total of 2,000,000 shares of common stock, for gross proceeds of $200,000 and net proceeds after offering costs, of approximately $168,000. Of such amount, gross proceeds of $115,000 were received prior to the year ended June 30, 1999, and the balance of such proceeds, of $85,000, were received by the Company during the quarter ended September 30, 1999.

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

(3)    Results of Operations

    For the three six months ended December 31, 1999 and 1998, the Company had nominal revenues of $9,597 and no revenue, respectively; expenses of $70,978 and $68,576, respectively, resulting in net losses of $63,498 and $68,576, respectively. While a large part of the Company's losses may be attributed to expenses incurred and only nominal revenues realized in the start-up stage since inception on May 8, 1998, there can be no assurance the Company will not continue to experience similar losses over the next several months.

(4)    Liquidity and Capital Resources

    At December 31, 1999, the Company had total assets of $46,667, and
liabilities of $21,976, and stockholders' equity of $24,691.   Current assets
as of December 31, 1999, consist of cash in the amount of $1,514; accounts receivable in the amount of $1,365; and inventory in the amount of $41,029. At the fiscal year ended June 30, 1999, the Company had total assets of $51,785, total current liabilities of $47,846, and stockholders' equity of $3,939.

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

    The offering was offered and sold by the Company's officers and directors, and the Company did not use the services of any underwriter firm or broker-dealer firm in the offering, and no expenses were incurred for underwriting discounts and commissions, finders' fees or other expenses to
underwriters.   The common stock offered and sold in the offering is not
convertible into any other securities of the Company.   The Company incurred
offering expenses in connection with the issuance and distribution of the securities registered in the offering of approximately $30,750, resulting in net proceeds of approximately $169,250. None of such offering expenses were direct or indirect payments to officers or directors, or their associates. From the effective date of the Company's registration statement through the quarter ended September 30, 1999, the Company has utilized the net proceeds of the offering for the repayment of the sum of $85,000 in indebtedness to John Lund, an officer; for general and administrative expenses in an amount estimated at $24,000; for marketing and promotional expenses in an amount estimated at $24,000; for management compensation in an amount estimated at $28,000; and for the purchase of product materials and equipment of approximately $7,000. Costs of materials, supplies and product costs have been less than anticipated in the Company's use of proceeds allocation, as such costs were covered by other funds available to the Company.

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

                        THE LIVING CARD COMPANY, INC.


February 22, 2000        /s/ John F. Lund
                        ------------------------------
                            John F. Lund
                            Principal Executive Officer

                        THE LIVING CARD COMPANY, INC.


February 22, 2000        /s/ R. Blair Lund
                        ------------------------------
                             R. Blair Lund
                             Secretary/Treasurer