Form 10QSB
period 2000-03-31
LIVING CARD CO INC
filed 2000-05-15
CIK 1068660

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
____________________________________________________________________________

(Mark one)
     XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

_______    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                      Commission File Number: 333-63063

                        THE LIVING CARD COMPANY, INC.
      (Exact Name of small business issuer as specified in its charter)

             Nevada                         87-0583192
(State or other jurisdiction of
incorporation or organization)           (IRS Employer ID Number)


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

                        THE LIVING CARD COMPANY, INC.

               Form 10-QSB for the Quarter ended March 31, 2000

Table of Contents

Part I - Financial Information                                Page

    Item 1.  Financial Statements                              3

    Item 2.  Management's Discussion and Analysis or
             Plan of Operation                                12

Part II - Other Information

    Item 1.  Legal Proceedings                                14

    Item 2.  Changes in Securities and Use of Proceeds        14

    Item 3.  Defaults Upon Senior Securities                  14

    Item 4.  Submission of Matters to a Vote of Security
             Holders                                          14

    Item 5.  Other Information                                14

    Item 6.  Exhibits and Reports on Form 8-K                 14


Signatures                                                    14

                       Part I - Financial Information

                       Item 1.  Financial Statements


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Living Card Company, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Living Card Company, Inc. as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Living Card Company, Inc. as of June 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated October 12, 1999, we expressed an unqualified opinion on those consolidated financial statements.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
May 9, 2000

                          LIVING CARD COMPANY, INC.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS

                                                       March 31,    June 30,
                                                        2000          1999
                                                    ------------- ------------
CURRENT ASSETS

 Cash                                               $        168  $     9,634
 Accounts receivable                                       1,721        3,636
 Inventory                                                43,504       38,515
                                                    ------------- ------------

  Total Current Assets                                    45,393       51,785
                                                    ------------- ------------
FIXED ASSETS

 Furniture and equipment - net                             2,494           -
                                                    ------------- ------------

  Total Fixed Assets                                       2,494           -
                                                    ------------- ------------

  TOTAL ASSETS                                      $     47,887  $    51,785
                                                    ============= ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                   $     10,650  $    27,846
 Accounts payable - related party                         40,500       20,000
                                                    ------------- ------------

  Total Current Liabilities                               51,150       47,846
                                                    ------------- ------------

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: $0.01 par value, 5,000,000
  shares authorized no shares issued and outstanding           -            -
 Common stock: $0.001 par value, 20,000,000 share
  authorized;8,000,000 shares issued and outstanding       8,000        8,000
 Additional paid-in capital                              239,575      239,575
 Stock subscription receivable                              (750)     (85,000)
 Deficit accumulated during the development stage       (250,088)    (158,636)
                                                    ------------- ------------

  Total Stockholders' Equity (Deficit)                    (3,263)       3,939
                                                    ------------- ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                      $     47,887  $    51,785
                                                    ============= ============


                   See Accountants' Review Report and the
           accompanying notes to the reviewed financial statements.

                          LIVING CARD COMPANY, INC.
                        (A Development Stage Company)
                           Statements of Operations

                                                                                 From
                                                                                 Inception on
                                                                                 May 8, 1998
                           For the Nine Months Ended  For the Three Months Ended Through
                                    March 31,                 March 31,          March 31,
                              2000           1999     2000              1999     2000
                           ------------- ----------- -------------- ------------ --------------
REVENUES
   Sales                   $      2,932  $    1,893  $       1,039  $       358  $     14,756

COST OF SALES                     1,960       1,535            425          290         5,496
                           ------------- ----------- -------------- ------------ --------------

GROSS MARGIN                        972         358            614           68         9,260
                           ------------- ----------- -------------- ------------ --------------
EXPENSES

 Depreciation expense               691           -            265            -           690
 Bad debt expense                     -       2,187              -        1,230         5,949
 Selling, general and
  administrative                 91,733      61,464         28,303       48,002       252,987
                           ------------- ----------- -------------- ------------ --------------

  Total Expenses                 92,424      63,651         28,568       49,232       259,626
                           ------------- ----------- -------------- ------------ --------------

OPERATING LOSS                  (91,452)    (63,293)       (27,954)     (49,164)     (250,366)
                           ------------- ----------- -------------- ------------ --------------
OTHER INCOME (EXPENSES)

 Other expenses                       -           -              -            -          (179)
 Interest income                      -         122              -            -           457
                           ------------- ----------- -------------- ------------ --------------
  Total Other Income
   (Expenses)                         -         122              -            -           278
                           ------------- ----------- -------------- ------------ --------------

NET LOSS                   $    (91,452) $  (63,171) $     (27,954) $   (49,164) $   (250,088)
                           ============= =========== ============== ============ ==============
BASIC LOSS PER SHARE       $      (0.01) $    (0.01) $       (0.01) $     (0.00)
                           ============= =========== ============== ============
BASIC WEIGHTED AVERAGE
 SHARES                       8,000,000   6,000,000      8,000,000    6,000,000
                           ============= =========== ============== ============

                  See Accountants' Review Report and the
          accompanying notes to the reviewed financial statements.

                          LIVING CARD COMPANY, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
            From Inception on May 8, 1998 through March 31, 2000


                                                                                   Deficit
                                                                                   Accumulated
                                                          Additional  Stock        During the
                                    Common Stock          Paid-in     Subscription Development
                                  Shares        Amount    Capital     Receivable   Stage
                                  ----------- ----------- ----------- ------------ ------------
Balance at inception on
 May 8, 1998                               -  $        -  $        -  $         -  $         -

Issuance of 6,000,000 shares
 of common stock for cash at
 approximately $0.001 per share     6,000,000      6,000      (1,000)           -            -

Contributed capital                        -           -       5,006            -            -

Net loss for the year ended
 June 30, 1998                             -           -           -            -      (11,820)
                                  ----------- ----------- ----------- ------------ ------------

Balance, June 30, 1998              6,000,000      6,000       4,006            -      (11,820)

Issuance of 2,000,000 shares
 of common stock for cash at
 $0.10 per share                    2,000,000      2,000     198,000      (85,000)           -

Stock offering costs                        -          -     (30,754)           -            -

Contributed capital                         -          -      68,323            -            -

Net loss for the year ended
 June 30, 1999                              -          -           -            -     (146,816)
                                  ----------- ----------- ----------- ------------ ------------
Balance, June 30, 1999              8,000,000      8,000     239,575      (85,000)    (158,636)

Receipt of stock subscription
 (unaudited)                                -          -           -       84,250            -

Net loss for the nine months
 ended March 31, 2000                       -          -           -            -      (91,452)
                                  ----------- ----------- ----------- ------------ ------------

Balance, March 31, 2000             8,000,000 $    8,000  $  239,575  $      (750) $  (250,088)
                                  =========== =========== =========== ============ ============



                  See Accountants' Review Report and the
          accompanying notes to the reviewed financial statements.



                          LIVING CARD COMPANY, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows

                                                                                      From
                                                                                      Inception on
                                                                                      May 8, 1998
                                For the Nine Months Ended  For the Three Months Ended Through
                                         March 31,                 March 31,          March 31,
                                   2000           1999     2000              1999     2000
                                ------------- ----------- -------------- ------------ --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                       $    (91,452) $  (63,171) $     (27,954) $   (49,164) $    (250,088)
 Adjustments to reconcile net
 loss to net cash used by
 operating activities:
   Depreciation expense                  690           -            265            -            690
   Allowance for bad debt            ( 1,550)      2,187              -        1,230          4,399
 Changes in operating assets
  and liabilities:
    Increase (decrease) in accounts
     payable and accounts
     payable -  related party        (17,196)     15,565          6,674        1,227         39,650
    (Increase) in accounts
      receivable                       3,466      (5,742)          (355)      (4,062)        (6,119)
    (Increase) decrease in
      inventory                       (4,990)    (38,514)        (2,476)      (2,570)       (43,505)
                                ------------- ----------- -------------- ------------ --------------
   Net Cash Used by Operating
    Activities                      (111,032)    (89,675)       (23,846)     (53,339)      (254,973)
                                ------------- ----------- -------------- ------------ --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES

  Furniture and equipment             (3,184)          -              -            -         (3,184)
                                ------------- ----------- -------------- ------------ --------------
   Net Cash Used by Investing
    Activities                        (3,184)          -              -            -         (3,184)
                                ------------- ----------- -------------- ------------ --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

 Payment on note payable -
  related party                            -           -              -            -       (110,000)
 Note payable - related party         20,500      55,000         22,500       55,000        121,500
 Common stock issued for cash         84,250           -              -            -        204,250
 Additional capital contributed            -      10,000              -            -         73,329
 Stock offering costs                      -           -              -            -        (30,754)
                                ------------- ----------- -------------- ------------ --------------
   Net Cash Provided by
    Financing Activities        $    104,750  $   65,000  $      22,500  $    55,000  $     258,325
                                ------------- ----------- -------------- ------------ --------------

                  See Accountants' Review Report and the
          accompanying notes to the reviewed financial statements.
                                      7

                          LIVING CARD COMPANY, INC.
                        (A Development Stage Company)
                    Statements of Cash Flows (Continued)
                                                                                      From
                                                                                      Inception on
                                                                                      May 8, 1998
                                For the Nine Months Ended  For the Three Months Ended Through
                                         March 31,                 March 31,          March 31,
                                   2000           1999     2000              1999     2000
                                ------------- ----------- -------------- ------------ --------------
NET (DECREASE) INCREASE IN CASH $     (9,466) $  (24,675) $     (1,346)  $     1,661  $         168

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                 9,634      26,586         1,514           330             -
                                ------------- ----------- -------------- ------------ --------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                 $        168  $    1,911  $        168   $     1,911  $         168
                                ============= =========== ============== ============ ==============
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

  Interest paid                 $          -  $        -  $          -   $         - $            -
  Income taxes paid             $          -  $        -  $          -   $         - $            -


                  See Accountants' Review Report and the
          accompanying notes to the reviewed financial statements.

                                      8

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 March 31, 2000 and June 30, 1999


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

    b.  Provision for Taxes

    At March 31, 2000, the Company had net operating loss carryforwards of approximately $ 250,000 that may be offset against future taxable income from the year 1999 through 2019. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

    e.  Basic Loss Per Share

    The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.
                                9

                    LIVING CARD COMPANY, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                 March 31, 2000 and June 30, 1999


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    f.  Accounts Receivable

    Accounts receivable are shown net of an allowance for doubtful accounts of $ 4,399 as of March 31, 2000.

    g.  Inventory

    The inventory is carried at its lower of cost or market value using the average cost method. At March 31, 2000, inventory was as follows:

                                              March 31,
                                                2000
                                            -----------
        Raw materials and supplies          $    13,460
        Finished goods                           30,044
                                            ------------
                  Total                     $    43,504
                                            ===========

NOTE 3 -    RELATED PARTY TRANSACTIONS

    During the nine months ended March 31, 2000, an officer of the Company loaned the Company $105,500 of which $65,000 was paid back during the period leaving a $40,000 balance which bears no interest and is due on demand.

NOTE 4 -    STOCK SUBSCRIPTION RECEIVABLE

    During the year ended June 30, 1999, the Company issued 2,000,000 shares of common stock at $0.10 per share for cash, of which $115,000 was received prior to June 30, 1999. $84,250 was received subsequent to June 30, 1999.

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

                    LIVING CARD COMPANY, INC.
                  (A Development Stage company)
                Notes to the Financial Statements
                 March 31, 2000 and June 30, 1999


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

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

    The Company has completed the development of a line of products, produced an initial inventory of products, and, over the past few months, commenced marketing efforts. The Company's plan of operations has been to develop a niche for its unique products in the greeting card industry, through the establishment of a network of distributors throughout the United States, and by the marketing and distribution of its products to grocery stores, gift and specialty stores and other retail stores. To achieve these objectives, shortly following organization, the Company began efforts to raise capital through a public offering pursuant to Form SB-1, to provide the Company with operating capital to fund the further development, production and marketing of its products. The offering, which was declared effective on April 22, 1999, was completed in the beginning of July, 1999, resulting the sale of a total of 2,000,000 shares of common stock, for gross proceeds of $200,000 and net proceeds after offering costs, of approximately $168,000. Of such amount, gross proceeds of $115,000 were received prior to the year ended June 30, 1999, and the balance of such proceeds, of $85,000, were received by the Company during the quarter ended September 30, 1999.

    The Company has required more capital than anticipated for necessary start-up costs, and it may be anticipated that additional capital will be
necessary before the Company's operations become profitable, if ever.   The
Company has extremely limited capital, and there can be no assurance the Company will be able to satisfy its cash requirements over the next six months, unless the Company is able to achieve profits from operations, or the Company is able to raise additional capital. If the Company does not achieve profitable operations, of which there can be no assurance, the Company may be required to raise additional debt or equity capital to continue operations. There can be no assurance the Company will be able to raise additional capital when needed, or on terms favorable to the Company.

(3)    Results of Operations

    During the quarter and the nine months ended March 31, 2000, the Company had expenses of $28,568 and $92,424, respectively, resulting in net losses of $27,954 and $91,452, respectively. During the quarter and nine months ended March 31, 1999, the Company had expenses of $49,232 and $63,651, respectively, resulting in net losses of $49,164 and $63,171, respectively. The Company had nominal revenues of $1,039 and $358 for the quarters ended March 31, 2000 and 1999, respectively, and revenues of $2,932 and $1,893, for
the nine months ended March 31, 2000 and 1999.   The Company has had total
losses since inception of $250,088. While a large part of the Company's losses may be attributed to an absence of revenue, and expenses incurred in the start-up stage since inception on May 8, 1998, there can be no assurance the Company will not continue to experience similar losses over the next several months.

(4)    Liquidity and Capital Resources

    At March 31, 2000, the Company had total assets of $47,887, and total
liabilities of $51,150, and a stockholders' deficit of $3,263.   Current
assets as of March 31, 2000 consist of cash in the amount of $168; accounts receivable in the amount of $1,721; and inventory in the amount of $43,504. Current liabilities total $51,150, including accounts payable ($10,650), and a note payable to a related party ($40,500). At the fiscal year ended June 30, 1999, the Company had total assets of $51,785, total current liabilities of $47,846, and stockholders' equity of $3,939.

                   Part II - Other Information

Item 1 - Legal Proceedings

    None.

Item 2 - Changes in Securities and Use of Proceeds

    None.

Item 3 - Defaults on Senior Securities

    None.

Item 4 - Submission of Matters to a Vote of Security Holders

    During the quarter ended March 31, 2000, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

    None.

Item 6 - Exhibits and Reports on Form 8-K

    None.


    SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE LIVING CARD COMPANY, INC.


    May 15, 2000         /s/ John F. Lund

                        John F. Lund
                        Principal Executive Officer

                        THE LIVING CARD COMPANY, INC.


    May 15, 2000        /s/ R. Blair Lund

                        R. Blair Lund
                        Secretary/Treasurer