Form 10QSB
period 2000-09-30
INTEGRATED TECHNOLOGY GROUP
filed 2000-12-15
CIK 1068660

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                        Integrated Technology Group
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                  87-058319
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)


301 West Main, Suite 500, Ardmore, Oklahoma             73401
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (580) 226-0511
                         (Registrant's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of December 1, 2000: 11,125,000
-----------

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements.

                          INTEGRATED TECHNOLOGY GROUP
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                                  September 30,
ASSETS                                                                     2000                 1999
------                                                                  ----------         --------------
Current assets:
      Cash                                                                $ 64,655            260,092
      Accounts receivable - trade                                        1,384,743          2,513,297
      Allowance for bad debts                                              (68,034)           (82,434)
      Other receivables                                                     38,140             33,476
      Prepaid expenses                                                     149,300            132,424
      Deposits                                                             127,000             18,000
                                                                        ----------         --------------
      Total Current Assets                                               1,695,804          2,874,855
                                                                        ----------         --------------

Property, plant and equipment
      Land                                                                 467,040            467,040                -
      Buildings and improvements                                         2,552,295          2,552,295
      Transportation equipment                                           7,783,351          7,815,647
      Plant equipment                                                   12,623,006         12,237,695
                                                                        ----------         --------------
                                                                        23,425,692         23,072,677
                                                                        ----------         --------------
      Less accumulated depreciation                                    (17,977,002)       (16,815,436)
                                                                        ----------         --------------
      Net property, plant and equipment                                  5,448,690          6,257,241
                                                                        ----------         --------------
Other assets                                                             3,137,861            365,311
                                                                        ----------         --------------
                                                                      $ 10,282,355        $ 9,497,407
                                                                        ==========         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Accounts payable                                                 $ 1,360,922          $ 568,272
      Current installments of long-term debt                             2,745,709          2,842,352
      Other current liabilities                                            455,459            345,089
                                                                        ----------         --------------
      Total current liabilities                                          4,562,090          3,755,713
                                                                        ----------         --------------
Long-term debt, excluding current installments                              16,103          7,014,311
                                                                        ----------         --------------
Minority Interests                                                          95,350                  -
                                                                        ----------         --------------
Stockholders' equity:
      Common stock, $.001 par value, 20,000,000 shares
       authorized, 11,100,000 shares issued
        and outstanding (8,000,000 in 1999)                                 11,100              1,000
      Additional paid-in capital                                        15,942,270          8,579,205
      Accumulated deficit                                              (10,344,558)        (9,852,822)
                                                                        ----------         --------------
      Total stockholders' equity                                         5,608,812         (1,272,617)
                                                                        ----------         --------------
                                                                      $ 10,282,355        $ 9,497,407
                                                                        ==========         ==============


   The accompanying notes are an integral part of these finanancial statements

                         Integrated Technology Group
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                ----------------------------------------
                                                    2000                       1999
Revenues:

      Tire revenues                               $ 2,256,974              $ 4,209,771
      Other revenue                                   498,104                  327,301
                                                -------------              -----------
    Total revenues                                  2,755,078                4,537,072

Operating expenses:
      Facility                                        713,315                  834,657
      Transportation                                1,264,280                1,191,908
      General and administrative                      515,525                  587,303
      Depreciation                                    228,406                  336,000
                                                -------------              -----------
    Total operating expenses                        2,721,526                2,949,868

    Operating income                                   33,552                1,587,204

Other income (expenses):
      Interest expense                               (119,421)                (116,627)
      Other                                               332                      140
      Gain on sale of assets                           15,000                        -
                                                -------------              -----------
        Income (loss) before income taxes             (70,537)               1,470,717

Income tax expense                                          -                        -
                                                -------------              -----------

    Net Income (loss)                               $ (70,537)             $ 1,470,717
                                                =============              ===========


       The accompanying notes are an integral part of these financial satements

                          INTEGRATED TECHNOLOGY GROUP
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                             Three Months Ended
                                                                             September 30, 2000
                                                                        ---------------------------
                                                                          2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                                        $ (70,537)     $ 1,470,717
Adjustments to reconcile net income to net cash
 provided by operating activities:
       Depreciation, depletion and amortization                            228,406          336,000
       Gain on sale of assets                                              (15,000)               -
       Changes in assets and liabilities related to
        operating activities:
         (Increase) decrease in accounts receivable                       (517,722)        (553,718)
         (Increase) decrease in other current assets                        63,589            5,644
         Increase (decrease) in accounts payable                           216,572         (110,026)
         Increase (decrease) in other current liabilities                  (31,543)         (26,260)
                                                                        -----------       ----------

      Net cash provided (used) by operating activities                    (126,235)       1,122,357
                                                                        -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property and equipment additions                                     (70,792)        (389,842)
      Proceeds  from disposal of property                                   15,000                -
      Purchase of other assets                                                   -          (35,832)
      Advances to related party                                            (49,292)        (139,615)
                                                                        -----------       ----------


      Net cash used by investing activities                               (105,084)        (565,289)
                                                                        -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Preceeds from issuance of common stock                               340,000                -
      Additional long-term debt                                             12,000                -
      Repayment of long-term debt                                          (98,215)        (458,336)
                                                                        -----------       ----------

      Net cash provided (used) by financing activities                     253,785         (458,336)
                                                                        -----------       ----------


NET INCREASE IN CASH                                                        22,466           98,732

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            42,189          161,360
                                                                        -----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 64,655        $ 260,092
                                                                        ===========       ==========



    The accompanying notes are an integral part of these financial statements

                         INTEGRATED TECHNOLOGY GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited
1        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

2.       NATURE OF OPERATIONS

Integrated Technologies Group, Inc. (the "Company") collect and dispose of waste tires. The process involves converting the whole waste tire into shredded chips available for sale as a by-product. The Company owns and operates one processing plant in the state of Oklahoma and four processing plants in the state of Texas. The Company's significant sources of revenues are from the states of Oklahoma and Texas for the collecting and shredding of waste tires. The Company's operations and revenues are impacted by laws and regulations of the states of Oklahoma and Texas.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid short-term investments in money market accounts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. All material property, plant, and equipment additions are capitalized and depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 5 to 30 years. As assets are disposed of, cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Income Taxes

The Company provides for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has released FAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, FAS 135, Rescission of FASB Statement No. 75 and Technical Corrections, FAS 136, Transfers of Assets to a Not-for-Profit or Charitable Trust That Raises or Holds Contributions for Others, and FAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The Company believes that the impact of these new standards and bulletins will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.


3. Acquisition of Safe Tire by Integrated Technology Group

In July 2000 the Corporation acquired all of the issued and outstanding shares of Safe Tire Disposal Corp., a Delaware Corporation. In connection with this acquisition, (i) the Corporation sold the assets of the Company, which consisted of assets related to the conduct of the Living Card Company, to John F. Lund and
R. Blair Lund in exchange for cancellation of 5,900,000 restricted common shares of the Company, thus reducing to 2,100,000 the number of common shares outstanding; (ii) Issued 9,000,000 common shares of the registrant, constituting 80.89% of the shares of the registrant's shares outstanding after the close, to the owners of 100% of the outstanding shares of Safe Tire Disposal Corp., an Oklahoma corporation, in exchange for all of the issued and outstanding equity securities; and (iii) issued 25,000 shares to James N. Barber, Trustee in consideration of legal and finders' fees incurred in connection with the acquisition.

As a result of these transactions the only remaining asset of the registrant was 100% of the issued and outstanding common stock of Safe Tire Disposal Corp.

Item 2. Management's Discussion and Analysis or Plan of Operation. Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

General

The Company derives its revenues from two sources. The majority of the revenue is generated from the tire shredding operations in Texas and Oklahoma. Other revenue is derived from the sales of the tire chips. The two major markets the company has developed are tire derived fuel sales to cement kilns and civil engineering sales for use in Subtitle D landfill cell construction. The laws of both Texas and Oklahoma require the purchasers of new tires pay a tire disposal fee. Prior to the beginning of 2000, both Texas and Oklahoma required that dealers charging this fee forward the fee to state agencies which would then pay various entities a portion of that fee to dispose of the tires. The Company derived its revenues by converting the tires to chips approximately two inches square, and received its revenues from the state as compensation for this conversion.

Effective September 1997, the Waste Tire Program in Texas ceased due to a sunset provision enacted in prior legislation. While dealers still charges a disposal fee, Texas law now requires the dealers to arrange for the disposal of their tires. In Texas, accordingly, the Company now markets its services directly to sellers of new tires. The change permits the Company to receive a greater portion of the fee from dealers than the portion previously received from the state. Also during the period between Septembers, 1997 to 1999 the Company participated with States abandoned waste tire stockpile clean up program. The Company received the majority of the projects due to their ability to market all the tires collected from these dumps to a recycling end use. Efforts are underway in Texas to enact legislation that ensures waste tires are directed towards recycling operations through an enforcement program.

While state laws have encouraged the recycling of tires by dealers, the conversion of tires to chips does not by itself effect the overall disposal of a used tire. The Company has developed and implemented technology to extract from the chips oil, carbon black and steel without creating environmentally harmful byproducts. The Company is seeking funding to expand this technology.

Quarter ended September 30, 2000 compared to the quarter ended
September 30, 1999

The Company incurred a net loss of $70,537 for the three months ended September 30, 2000 compared to net income of $1,470,717 for the same period in 1999. The loss when compared to the income reflects the decline in revenues in the later period to $2,755,078 from $4,537,072, a decrease of 39.3%. The decline in revenues principally reflects the decline in tire revenues, a decline to $2,256,974 from $4,209,771, or a decrease of 46.4%. The decrease is offset partially by revenues derived from the sale of chips, primarily for use as a fuel, which increased 52.2% to $498,104 from $327,301.

This decrease is attributable a change in the state program in Texas where the Company receives its revenues directly from dealers rather than through the state. Of the $2,256,974 in revenues generated by the Company in the quarter ended September 30, 2000, approximately 70% of the tire revenues were derived from the State of Texas.

Operating expenses declined $228,342 in the quarter ended September 30, 2000, when compared to the same period in 1999. This change reflects the decline resulting from decreased business activity. The Company significantly increased its spending in facilities to develop the processes to convert the tire chips to usable products. Despite this spending, facilities spending decreased $121,342, to $713,315 from $834,657.

Liquidity and Capital Resources

Operations continue to fund the Company's day-to-day operations. However, the Company is seeking additional funding of approximately $5,000,000 to develop the processes to convert the inventory of tire chips to usable products.

The balance sheet does not reflect the inventory of tire chips created by the Company since it began the process of converting tires to tire chips. The Company owns approximately 225,231 tons of tire chips.

PART - II

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit 27 - Financial Data Schedule

(b)      The following Current Reports on Form 8-K have been filed since June
         30, 2000:

              Form 8-K filed on August 15, 2000 Form 8-K/A filed on September 22, 2000 Form 8-K/A filed on October 27, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities exchange Act of 1934; registrant has duly caused this report to be signed on its behalf by the undersigned.

                                            Integrated Technology Group, Inc.


Dated: December 15, 2000                    /s/ H. Scott Holden
                                            -----------------------------------
                                            H. Scott Holden, President


                                            /s/ C. Sue Rushing
                                            -----------------------------------
                                            C. Sue Rushing, Treasurer,
                                            Comptroller and Principal Financial
                                            Officer