Form 10KSB
period 2000-06-30
INTEGRATED TECHNOLOGY GROUP
filed 2000-12-18
CIK 1068660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2000

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
  For the transition period from _______ to ____________

         Commission file number 333-63063


                           Integrated Technology Group
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                     Nevada
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                    87-058319
--------------------------------------------------------------------------------
                      (I.R.S. Employer identification No.)

301 West Main Suite 500 Ardmore, OK                                     73401
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number: (580) 226-0511

Securities registered under Section 12(b) of the Exchange Act:

                               Title of each class

                                      None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports. Yes ___ No X
   ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $10,953

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 15, 2000. $3,250,000

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:11,125,000

                                     PART I

Item 1. Business

Background

         The registrant was formed as a Nevada corporation on May 8, 1998, and named The Living Card Corporation. On June 14, 2000, the Company changed its name to Integrated Technology Group. Upon formation, the Company issued 6,000,000 shares of Common Stock to its founders in exchange for assets and cash transferred to the Corporation. From its formation and until the later part of fiscal 2000, the Company engaged in the creation, development and marketing of unique, educational and low-cost "garden" greeting cards.

         In the end of June, 1999, the Company completed a public offering of a total of 2,000,000 shares of common stock at a price of $.10 per share, or a total offering of $200,000, pursuant to a registration statement on Form SB-1 filed with the U.S. Securities and Exchange Commission ("SEC"), and declared effective as of April 22, 1999. The Company received net proceeds of approximately $168,000 from the offering after offering costs.

         In the latter part of fiscal 2000, the registrant determined to end the greeting card business and changed the Company's purpose to acquiring operating assets through the issuance of Common Stock.

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

Business

         The Company, through Safe Tire Disposal Corp., its wholly owned subsidiary, operates one plant in Oklahoma and three plants in Texas at which it recycles tires. ITGI is paid to accept waste tires from tire retailers, stations, yards and from clean-up jobs with governmental agencies, private individuals and companies. It has developed a process in which it uses shredders to reduce the tires to chips or pieces of rubber ranging from 2 inch to 1/2 inch in diameter. These chips can be used for energy recovery as "Tire Derived Fuel", or for manufacturing and engineering applications (referred to as Tire Derived Product). ITGI has effected proprietary improvements in its technology, which it believes will permit it to increase production by shortening the production cycle, and thus lower the cost of the end product.

         Safe Tire has also developed and patented a "Gasification" process which is a close-loop method of deriving petro-fuels from ground tire scraps by thermal degrading them and thereby producing smaller, less complex molecules. The process recovers gas, oil, carbon and steel. The carbon is refined to remove ash and other waste and can then be palletized or bagged and marketed to end-users. The gas from the process, which has a heating value as high as 2375 Btu/cubic foot compared to natural gas that averages 1000 Btu/cubic foot, goes through a condenser to produce oil. The oil, which has the consistency of a distillate fuel oil, may be marketed to refineries or sold to fuel blenders who use it to produce other petroleum products, or as a fuel to run oil fired motors for the production of electricity. The Gasification process produces extra gas that does not condense into oil that is used to provide thermal energy to heat the tire chips reducing the operational energy costs. The process produces 500 pounds of carbon, 300 pounds of steel and 2.5 barrels of oil per ton of used tires.

         The Company has developed engineering models of its gasification process but has not built a plant that produces commercial quantities of by-products. The Company is seeking financing to fund its first gasification plant.

         The registrant anticipates that its plants are environmentally friendly and produce virtually zero emissions.

         There are several products that can derive from tire scraps. TDF can be used to power cement and power plants. The Company presently sells a significant amount of chips to such users. The Company has established a large demand of TDP for use as a leachate material in the construction of new landfill cells. Tire chips can be further reduced into crumb rubber, small rubber material that has no wire present that is present in chips. Crumb rubber is used in the manufacture of rubberized asphalt, roofing materials, siding, automotive parts including hoses and body parts, electrical insulators and floor tiles. Crumb rubber is also useful as an end product in barns and stables, as a surface for racing tracks and horse arenas, and as a resilient, safer surface for playgrounds.

Governmental Regulation

         The Company presently derives its revenues principally from tire shredding operations in Texas and Oklahoma. The laws of both Texas and Oklahoma require the purchasers of new tires pay a tire disposal fee. Prior to the beginning of 2000, both Texas and Oklahoma required that dealers charging this fee forward the fee to state agencies which would then pay various entities a portion of that fee to dispose of the tires. The Company derived its revenues by converting the tires to chips approximately two inches square, and received its revenues from the state as compensation for this conversion.

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

         In addition to the regulatory environment, the Company's tire recycling operations must comply with a variety of environmental regulations concerning the storage and safe keeping of tire chips.

Competition

         The Company competes with others engaged in the business of shredding tires in Texas and Oklahoma. The program in Oklahoma requires that entities receiving fees from the State of Oklahoma gather tires from throughout the state. This requirement places a significant financial burden on those gathering tires in the State of Oklahoma to have the financial resources to conduct statewide operations and acts as a barrier to entry by other competitors.

         The program changes in Texas have placed significant burdens on those previously conducting tire shredding in that state. Operators in that state have had to shift to negotiating for disposal fees rather than obtaining fees from the state. In addition, the amount of the fee received for disposal is subject in Texas to negotiation with various entities, principally retailers.

         While the Company presently generates its revenues by receiving essentially a tipping fee for disposing of tires, increasingly the issue for tire disposal is the complete recycling of tires into useful, environmentally benign products on an economic basis. Management of the Company believes that its gasification process is such a solution. Others have implemented what management of the Company believes to be partial solutions, particularly with the recycling of crumb rubber into mats. These recycling programs, however, operate, in the opinion of management, on low margins and compete with a variety of existing products and materials while not disposing of tire chips containing wire.

Employees

         On December 1, 2000 the Company employed 132 people. Of these people, 118 were engaged in tire gathering and shredding operations. The others were engaged in management and administrative positions.

Item 2. Description of Property

Texas Properties

Midlothian, Texas - Approximately twenty-six acres, which contains a processing plant of 11,000 square feet, a shop building of 1500 square feet and an office building of 1150 square feet.

San Antonio, Texas - Approximately thirty-seven acres, which contains a processing plant of 11,000 square feet and an office building of 1150 square feet.

Odessa, Texas - Approximately twenty acres, which contains a processing plant of 11,000 square feet and an office building of 1150 square feet.

Cleveland, Texas - Approximately twenty-six acres, which contains a processing plant of 11,000 square feet, a shop building of 800 square feet and an office building of 1150 square feet.

There is a mortgage, which carries a lien on all properties above.

Oklahoma Property

Choctaw, Oklahoma- Approximately fifteen acres, which contains a processing plant of 10,000 square feet, a shop building of 9,200 square feet and an office building of 2000 square feet The land lease agreement provides for five successive five-year renewal options, each with increased annual lease payments, and options to purchase the leased land.

There is a mortgage, which carries a lien on the building in Choctaw.

Item 3. Legal Proceedings.

         The Company is a defendant in a breach of contract claim filed by a party who provided services in response to a December 1995 fire at the Company's Midlothian, Texas facility. The party is seeking from the Company $197,000 relating to services provided as well as for interest and legal fees. In 1997, the Company filed a motion to abate the lawsuit based on the existence of an arbitration provision in the party's work order. The district court granted the motion to abate contingent on the Company's intitation of an arbitration proceeding. The Company initiated an arbitration proceeding with the American Arbitration Association ("AAA"). The party subsequently filed a petition in the United States Bankruptcy Court for liquidation under Chapter 7 of the U.S. Bankruptcy Code. Following receipt of notice of the bankruptcy filing, the AAA issued notice that it would close the arbitration proceedings. The party's bankruptcy case is ongoing and the bankruptcy trustee could reopen the arbitration proceeding. The ultimate outcome of this claim could have a material impact on the financial position and future results of operations of the Company.

Item 4. Submission of Matters to Vote of Security Holders
         On June 12, 2000, the holders of 6,000,000 shares of Common Stock of the 8,000,000 then issued and outstanding executed a written consent amending the Corporation's Articles of Incorporation changing the Corporation's name to Integrated Technology Group.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company completed its initial public offering in June 1999. The Company's stock did not commence trading. On March 16, 2000, the first trade occurred at a price of $0.16 per share. On June 16, 2000 the Company's Common Stock began to be traded on OTC Bulletin Board. Prior to that time, there was no active market in the Company's Common Stock.

         The high bid price for the Company's Common Stock in the month of June, 2000, was 4 7/8 and the low bid price was 4 3/8.

         As of December 1, 2000, there were approximately 50 holders of record of the Company's common stock, according to the records provided by the transfer agent.

         In July 2000, the Company agreed to issue 9,000,000 shares of Common Stock to two affiliates of principals of Safe Tire Disposal Corporation and an additional 25,000 shares to the registrant's counsel. The issuance of these shares were exempt from registration under Section 5 of the Securities Act of 1933 pursuant to the exemption provided in Section 4(2) of that act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

         In July 2000 founders of the registrant returned to the Company shares originally issued to them in exchange for the then operating assets of the Company. Since the Company's formation on May 8, 1998, through June 30, 2000, the Company remained a development stage company, incurring losses totaling $280,485. During that time, the Company's revenues totaled $15,073. The principal expense during that time was selling, general and administrative expenses which totaled $248,953.

         As a consequence of the rescission by the founders, the Company forgave the related party payables and ceased all operations until the acquisition of Safe Tire Disposal.

Item 7. Financial Statements.

         The response to this item is submitted as a separate section of this Form 10-K. See "Item 13. Exhibits, Financial Statements and Reports on Form 8-K."

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective December 1, 2000, the company named the auditing firm Lane Gorman Trubitt, LLC, as the Company's auditors. Lane Gorman Trubit, LLC has acted as Safe Tire Disposal Inc.'s auditor prior to the Company's acquisition of that entity.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth certain information regarding the Company's directors and executive officers.

      Name                            Age             Position

H. Scott Holden                       44              Director, President and
                                                       Chief Executive Officer

C. Sue Rushing                        40              Director,
                                                       Secretary/Treasurer and
                                                       Comptroller

Harold H. Holden                      66              Director

Jeffrey C. Bruteyn                    30              Director

James N. Chatham II                   33              Director

         Each of the above was appointed as a director and officer of the Company on July 29, 2000. H. Scott Holden is the son of Harold H. Holden

Biographies

H. Scott Holden, President and Chief Executive Officer, age 44. Mr. Holden is primarily responsible for all strategic and financial decisions affecting all phases of Safe Tire's business. Additionally, he oversees regulatory, governmental and legislative affairs. Mr. Holden designed and oversaw construction of the Oklahoma and Texas facilities and is singularly responsible for originating many of the design improvements. On a daily basis, he oversees operations of the Company ranging from tire collection, processing and end use marketing activities to preparation of internal financial information and regulatory compliance.

C. Sue Rushing, Comptroller, age 40. Ms. Rushing is responsible for all internal financial reporting functions. Prior to joining the Company in February 1990, Ms. Rushing was the Financial Manager and Comptroller of the Dornick Hills Golf and Country Club, Ardmore, Oklahoma. Ms. Rushing has a Bachelor of Science Degree in Accounting from Southeastern Oklahoma State University, Durant, Oklahoma.

Harold H. Holden, Advisor to the Board, age 64. He currently serves as Chairman of the Board, President, and Chief Executive Officer of Holden Energy Corporation, an independent oil and gas company. HEC was established in 1977 and presently operates in the Mid-Continent area of the United States. HEC has developed significant reserves and has an established record in the energy exploration field. HEC also has 100% owned trucking, transporting, and supply company subsidiaries. Mr. Holden serves in an advisory and consultant capacity to the Company. He is a graduate of Texas A&M-Kingsville, Kingsville, Texas.

Jeffrey C. Brutyn. Director, age 30. Received a BBA in finance from Baylor University in 1989. From 1991 to 1993, Mr. Bruteyn was a Senior Vice President for Investment Capital Resources, Inc. From 1993 to 1994, Mr. Bruteyn was a Senior Financial Advisor for American Express Financial Advisors. From 1994 to 1997, Mr. Bruteyn was an Investment Banker for First London Securities Corporation where he worked as a director in the Mergers and Acquisitions Department. He was also a Senior trader at First London Securities prior to in 1997, becoming the Financial Director for Ameri-First Acceptance Corporation. At Ameri-First, Mr. Bruteyn was responsible for all in-house funding activities. In 1998, Mr. Bruteyn became president of Ameri-First Securities Corporation before becoming CEO of Ameri-First Financial Group, Inc.

James N. Chatham II. Director, age 33, Mr. Chatham graduated from Lamar University with a B.A. in History and a minor in Economics. From there, Mr. Chatham completed a degree in French and French History from the University de Strasbourg, France. Upon return from France, Mr. Chatham attended the University of Houston Law School. After law school, Mr. Chatham joined an investment group that developed a broadcasting property in College Station, Texas. The station was sold to a Fox Television Group prior to Mr. Chatham's tenure with Fox. Mr. Chatham became head of marketing and development for Fox Television in Central Texas. Mr. Chatham left Fox to become Vice President of Suncreek Media, Inc. There, he was in charge of marketing and international distribution for the company's television products. Upon leaving Suncreek, he became Director of Public Relations for Ameri-First Acceptance Corp. In 1998, Mr. Chatham became Vice President of Ameri-First Securities Corporation until assuming the Vice Presidency of Ameri-First Financial Group, Inc.

Item 10. Executive Compensation.

         The following table sets forth the compensation paid to the Company's Executive Officers. For services rendered to the Company in all capacities for the fiscal years ended June 30, 2000.

Summary Compensation Table

      Name and                                           Annual Compensation            All Other
Principal Position             Fiscal Year           Salary              Bonus        Compensation
John F. Lund, President             2000
                                    1999            $36,000

R. Blair Lund, Secretary            2000
                                    1999              4,000


         John F. Lund and R. Blair Lund resigned as directors and officers of the Company on July 29, 2000.



Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership as of March 15, 2000, of the Common stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock and by each Selling Shareholder, (b) each director of the Company, (c) each Named Executive Officer, and (d) as directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.

     Name and Address of                                 Number of                        Percent
     Beneficial Holder                                  Shares Owned                        Owned
H. Scott Holden, 1993 Trust                              4,500,000                         40.45%

Harold H. Holden, 1995 Trust                             4,500,000                         40.45%

Officers and Directors as a Group                        9,000,000                         80.89%

The address of H. Scott Holden, 1993 Trust and the Harold H. Holden, 1995 Trust is 301 West Main, Suite 600, Ardmore, OK 73401

Item 12. Certain Relationships and Related Transactions.

         During the last fiscal year, the Company did not engage in any transaction with any director or executive officer, any nominee for election as a director or any security holder holding in excess of 5% of the Company's Common Stock whose amount exceeded $60,000.

         In connection with the organization of the Company, the Company's then executive officers and directors, John Lund, President and a director, and Blair Lund, Secretary and a director, contributed all of the rights to the Living Card products, and paid an aggregate of $10,000 cash, in exchange for the issuance of a total of 3,000,000 shares each of the common stock of the Company. In November 1998, John Lund and Blair Lund contributed an additional $10,000 in equity capital to the Company.

         From the date of organization of the Company, John F. Lund, President, loaned to the Company a total of $85,000, to fund Company operations pending the receipt of funding from the Company's offering. A substantial portion of these funds was utilized by the Company to purchase materials and packaging and materials for the Company's products, and for general and administrative expenses. Since the completion of the public offering, a total of $85,000 of such indebtedness has been repaid to Mr. Lund, without interest. A total of $65,000 was repaid to Mr. Lund prior to the year ended June 30, 1999; the balance was repaid in July 1999. In addition to the sums described above, the Company's officers and directors contributed an additional $58,323 to the Company prior to the completion of the offering, which has been treated as additional paid in capital.


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

Reports on Form 8-K

During the fiscal year ended June 30, 2000, the Company filed no reports on Form 8-K.

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  June 30, 2000

                                                  C O N T E N T S


Independent Auditors' Report..............................................  3

Balance Sheet.............................................................  4

Statements of Operations..................................................  5

Statements of Stockholders' Equity (Deficit)..............................  6

Statements of Cash Flows..................................................  7

Notes to the Financial Statements.........................................  8

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Integrated Technology Group
(Formerly Living Card Company, Inc.)
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of Integrated Technology Group (formerly Living Card Company, Inc.) (a development stage company) as of June 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2000, and from inception on May 8, 1998 through June 30, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based onour audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Technology Group (formerly Living Card Company, Inc. (a development stage company) as of June 30, 2000 and the results of its operations and its cash flows for the year ended June 30, 2000, and from inception on May 8, 1998 through June 30, 1999 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
September 8, 2000

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                   June 30,
                                                                    2000
                                                                -------------
CURRENT ASSETS

   Cash                                                      $           6,938
   Accounts receivable - net (Note 2)                                        -
   Inventory - net (Note 2)                                             19,257
                                                             -----------------

     Total Current Assets                                               26,195
                                                             -----------------

FIXED ASSETS (Note 2)                                                    2,610
                                                             -----------------

     TOTAL ASSETS                                            $          28,805
                                                             =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accrued interest                                          $           2,125
   Accounts payable                                                      8,090
   Accounts payable - related party (Note 3)                            51,500
                                                             -----------------

     Total Current Liabilities                                          61,715
                                                             -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: $0.01 par value, 5,000,000 shares authorized
    no shares issued and outstanding                                         -
   Common stock: $0.001 par value, 20,000,000 shares authorized;
    8,000,000 shares issued and outstanding                              8,000
   Additional paid-in capital                                          239,575
   Deficit accumulated during the development stage                   (280,485)
                                                             -----------------

     Total Stockholders' Equity (Deficit)                              (32,910)
                                                             -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $          28,805
                                                             =================


              The accompanying notes are an integral part of these
                             financial statements.

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)
                            Statements of Operations


                                                                                              From
                                                                                          Inception on
                                                             For the                      May 8, 1998
                                                             Year Ended                     Through
                                                             June 30,                       June 30,
                                                                            --------------------------------------
                                                              2000                1999                2000
                                                        ------------------  ------------------  ------------------
REVENUES                                                $           -       $           -       $           -

OPERATING COSTS

   Selling, general and administrative                              -                   -                   -
                                                        ------------------  ------------------  ------------------

     Total Operating Costs                                          -                   -                   -
                                                        ------------------  ------------------  ------------------

OPERATING LOSS                                                      -                   -                   -
                                                        ------------------  ------------------  ------------------

OPERATING LOSS BEFORE LOSS FROM
 DISCONTINUED OPERATIONS                                            -                   -                   -
                                                        ------------------  ------------------  ------------------

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)                                              (121,849)           (158,636)           (280,485)
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $         (121,849) $         (158,636) $         (280,485)
                                                        ==================  ==================  ==================

BASIC LOSS PER SHARE

   Continuing operations                                $            (0.00) $            (0.00)
   Discontinued operations                                           (0.02)              (0.02)
                                                        ------------------  ------------------

     Total Loss Per Share                               $            (0.02) $            (0.02)
                                                        ==================  ==================

BASIC WEIGHTED AVERAGE SHARES                                    8,000,000           8,000,000
                                                        ==================  ==================


              The accompanying notes are an integral part of these
                             financial statements.

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)


                                                                                                               Deficit
                                                                              Additional                     Accumulated
                                                Common Stock                  Additional       Stock         During the
                                       ---------------------------------       Paid-in        Subscription   Development
                                             Shares              Amount        Capital         Receivable        Stage
                                       ---------------  ----------------  ---------------   ---------------  -----------------
Balance at inception on
 May 8, 1998                                    -       $         -       $        -        $        -       $          -

Issuance of 6,000,000 shares
 of common stock for cash at
 approximately $0.001 per share              6,000,000             6,000           (1,000)           -                  -

Contributed capital                             -                 -                 5,006            -                  -

Net loss for the year ended
 June 30, 1998                                  -                 -                -                 -                 (11,820)
                                       ---------------  ----------------  ---------------   ---------------  -----------------

Balance, June 30, 1998                       6,000,000             6,000            4,006            -                 (11,820)

Issuance of 2,000,000 shares
 of common stock for cash at
 $0.10 per share                             2,000,000             2,000          198,000           (85,000)            -

Stock offering costs                            -                 -               (30,754)           -                  -

Contributed capital                             -                 -                68,323            -                  -

Net loss for the year ended
 June 30, 1999                                  -                 -                -                 -                (146,816)
                                       ---------------  ----------------  ---------------   ---------------  -----------------

Balance, June 30, 1999                       8,000,000             8,000          239,575           (85,000 )         (158,636)

Receipt of stock subscription                   -                 -                -                 85,000             -

Net loss for the year ended
 June 30, 2000                                  -                 -                -                 -                (121,849)
                                       ---------------  ----------------  ---------------   ---------------  -----------------

Balance, June 30, 2000                       8,000,000  $          8,000  $       239,575   $        -       $        (280,485)
                                       ===============  ================  ===============   ===============  =================



              The accompanying notes are an integral part of these
                             financial statements.

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                           From
                                                                                                           Inception on
                                                                                                           May 8, 1998
                                                                       For the                             Through
                                                                       Year Ended                          June 30,
                                                                       June 30,       ----------------------------------------
                                                                        2000                1999                  2000
                                                                  ------------------  ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                      $         (121,849) $         (158,636)  $          (280,485)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
      Depreciation                                                               574              -                        575
      Inventory evaluation adjustment                                         19,258              -                     19,258
      Allowance for bad debt                                                  (3,030)              5,949                 2,919
      Increase in accounts payable and accounts
        payable - related party                                               13,869              47,846                61,715
      (Increase) decrease in accounts receivable                               6,666              (9,585)               (2,920)
      (Increase) in inventory                                                 -                  (38,515)              (38,515)
                                                                  ------------------  ------------------   -------------------

        Net Cash Used by Operating Activities                                (84,512)           (152,941)             (237,453)
                                                                  ------------------  ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment                                                     (3,184)             -                     (3,184)
                                                                  ------------------  ------------------   -------------------

        Net Cash Used by Investing Activities                                 (3,184)             -                     (3,184)
                                                                  ------------------  ------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Receipt of subscription receivable                                        85,000              -                     85,000
    Payment on note payable - related party                                   -                  (90,000)              (90,000)
    Note payable - related party                                              -                   90,000                90,000
    Common stock issued for cash                                              -                  120,000               120,000
    Additional capital contributed                                            -                   73,329                73,329
    Stock offering costs                                                      -                  (30,754)              (30,754)
                                                                  ------------------  ------------------   -------------------

        Net Cash Provided by Financing Activities                             85,000             162,575               247,575
                                                                  ------------------  ------------------   -------------------

NET (DECREASE) INCREASE IN CASH                                               (2,696)              9,634                 6,938

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                           9,634              -                     -
                                                                  ------------------  ------------------   -------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                    $            6,938  $            9,634   $             6,938
                                                                  ==================  ==================   ===================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

    Interest paid                                                 $           -       $           -        $            -
    Income taxes paid                                             $           -       $           -        $            -


              The accompanying notes are an integral part of these
                             financial statements.

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 1 -      NATURE OF ORGANIZATION

              The financial statements presented are those of Integrated Technology Group (formerly Living Card Company, Inc.) (a development stage company) (The Company). The Company was organized under the laws of the State of Nevada on May 8, 1998, as Living Card Company, Inc. On June 14, 2000, the Company changed its name to Integrated Technology Group. The Company was organized to manufacture, merchandise, sell and distribute at wholesale and retail, a specialized line of greeting cards and other related products.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

              b.  Provision for Taxes

              At June 30, 2000, the Company had net operating loss carryforwards of approximately $ 275,000 that may be offset against future taxable income from the year 2000 through 2020. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% chance or greater the net operating loss carryforwards will expire unused. Therefore, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Accounts Receivable

              Accounts receivable are shown net of an allowance for doubtful accounts of $ 2,920 as of June 30, 2000.

              g.  Inventory

              The inventory is carried at its lower of cost or market value using the average cost method. At June 30, 2000, inventory was as follows:
                                                                   June 30,
                                                                     2000

               Raw materials and supplies                     $          13,460
               Finished goods                                            25,055
               Less: allowance for obsolete inventory                   (19,258)
                                                              -----------------

                                     Total                    $          19,257
                                                              =================

              h.  Fixed Assets

              During the year, office equipment was purchased for $3,184. Depreciation on equipment for the year was $574, leaving a net balance at June 30, 2000 of $2,610. Equipment is depreciated over a 5-year life using the straight-lien method of depreciation.

NOTE 3 -      RELATED PARTY TRANSACTIONS

              During the year ended June 30, 2000, accrued officer salaries amounted to $9,000, and the officers have loaned the Company $42,500, bearing interest at an imputed rate of 10.00%. Accrued interest of $2,125 was due at June 30, 2000.

NOTE 4 -      PREFERRED STOCK

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

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 5 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern. It is the intent of management to discontinue the greeting card business, and complete a reverse merger with an existing operating company.

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 6 -      DISCONTINUED OPERATIONS

              In July 2000, officers of the Company returned their shares in the Company for which they received all of the assets of the Company and forgave the related party payables and as a result ceased all operations. The following is a summary of the loss from discontinued operations resulting from the elimination of the operations. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                                                                                               From
                                                                                               Inception on
                                                                                               May 8, 1998
                                                                                               Through
                                                                                               June 30,
                                                             June 30,      -------------------------------------
                                                              2000                1999               2000
                                                       ------------------  ------------------  -----------------
REVENUES

   Sales                                               $           10,953  $            4,120  $          15,073
   Sales returns                                                  (13,406)             -                 (13,406)
                                                       ------------------  ------------------  -----------------

     Net Sales                                                     (2,453)             -                   1,667
                                                       ------------------  ------------------  -----------------

COST OF SALES (NET)                                                 3,052               2,828              5,880
                                                       ------------------  ------------------  -----------------

GROSS MARGIN                                                       (5,505)              1,292             (4,213)
                                                       ------------------  ------------------  -----------------

EXPENSES

   Inventory evaluation adjustment                                 19,258              -                  19,258
   Bad debt expense                                                   957               5,949              6,906
   Selling, general and administrative                             94,822             154,131            248,953
                                                       ------------------  ------------------  -----------------

     Total Expenses                                               115,037             160,080            275,117
                                                       ------------------  ------------------  -----------------

OPERATING LOSS                                                   (120,542)           (158,788)          (279,330)
                                                       ------------------  ------------------  -----------------

OTHER INCOME

   Interest expense                                                (2,125)             -                  (2,125)
   Interest income                                                    818                 152                970
                                                       ------------------  ------------------  -----------------

     Total Other Income                                            (1,307)                152             (1,155)
                                                       ------------------  ------------------  -----------------

NET LOSS                                               $         (121,849) $         (158,636) $        (280,485)
                                                       ==================  ==================  =================

BASIC LOSS PER SHARE                                   $            (0.02) $            (0.02)
                                                       ==================  ==================

BASIC WEIGHTED AVERAGE SHARES                                   8,000,000           8,000,000
                                                       ==================  ==================

                           INTEGRATED TECHNOLOGY GROUP
                      (Formerly Living Card Company, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


NOTE 6 -      DISCONTINUED OPERATIONS (Continued)

              The Company would have recognized a net gain on disposition of assets of $32,910 had the discontinued operations been effective June 30, 2000. This represents the net liabilities in excess of assets.

NOTE 7 -      SUBSEQUENT EVENTS

              The Company has entered into an agreement with the officers of the Company to sell the assets of the Company to the officers in exchange for 5,900,000 shares of the Company held by the officers (Note 6).

              The Company completed a plan of reorganization with Safe Tire Disposal Corp. by issuing 9,025,000 shares of common stock for the reverse acquisition.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             REGISTRANT:


                                             INTEGRATED TECHNOLOGY GROUP

Dated December 15, 2000

                                             /s/ H. Scott Holden
                                             ----------------------------------
                                             H. Scott Holden
                                             President and
                                             Chief Executive Officer



                                             /s/ C. Sue Rushing
                                            -----------------------------------
                                            C. Sue Rushing, Principal Financial
                                            and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ H. Scott Holden                 Director                  December 15, 2000
---------------------------
H. Scott Holden



/s/C. Sue Rushing                   Director                  December 15, 2000
---------------------------
C. Sue Rushing



/s/ Harold H. Holden                Director                  December 15, 2000
---------------------------
Harold H. Holden



                                    Director                  December 15, 2000
---------------------------

Jeffrey C. Bruteyn



                                    Director                  December 15, 2000
---------------------------
James N. Chatham II