Form 10KSB
period 2000-12-31
INTEGRATED TECHNOLOGY GROUP
filed 2001-05-15
CIK 1068660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2000

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to ________

         Commission file number 333-63063

                           Integrated Technology Group
------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                     Nevada
------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                    87-058319
------------------------------------------------------------------------------
                       I.R.S. Employer identification No.

301 West Main, Suite 500 Ardmore, OK                             73401
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $8,947,880

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 14, 2001. $2,25,000

State the number shares outstanding of each of the issuer's classes of common equity, as of May 15, 2001: 11,225,000

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-KSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

                                     PART I

Item 1. Description of Business

Background

         The registrant was formed as a Nevada corporation on May 8, 1998, and named The Living Card Corporation. On June 14, 2000, the Company changed its name to Integrated Technology Group ("ITGI"). Upon formation, the Company issued 6,000,000 shares of Common Stock to its founders in exchange for assets and cash transferred to the Corporation. From its formation and until the later part of fiscal 2000, the Company engaged in the creation, development and marketing of unique, educational and low-cost "garden" greeting cards.

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

         In July 2000 the Corporation entered into an agreement to acquire all of the issued and outstanding shares of Safe Tire Disposal Corp., a Delaware Corporation. In July 2000 in connection with this acquisition, (i) the Corporation sold the assets of the Company, which consisted of assets related to the conduct of the Living Card Company, to John F. Lund and R. Blair Lund in exchange for cancellation of 5,900,000 restricted common shares of the Company, thus reducing to 2,100,000 the number of common shares outstanding; (ii) issued 9,000,000 common shares of the registrant, constituting 80.89% of the shares of the registrant's shares outstanding after the close, to the owners of 100% of the outstanding shares of Safe Tire Disposal Corp., a Delaware corporation, in exchange for all of the issued and outstanding equity securities; and (iii) issued 25,000 shares to James N. Barber, Trustee in consideration of legal and finders' fees incurred in connection with the acquisition.

         The original agreement omitted acquisition of the Delaware corporation's Preferred Stock. There were 9,535,000 shares of Preferred Stock issued and outstanding and each share of Preferred Stock had one vote. The Delaware corporation's Preferred Stock was entitled to receive a cumulative dividend of $0.10 per share each year and had preference upon liquidation equal to $1.00 per share plus accumulated but unpaid dividends. A sale is not deemed to be a liquidation. In May 2001, the Company's Articles of Incorporation were amended and the Preferred Stock of the Delaware corporation exchanged, effective July 2000, for the Preferred Stock of the Company. The Company's Preferred Stock is identical to that of the Delaware corporation's except that the Company's Preferred Stock is non-voting and the liquidation preference was increased to reflect accumulated but unpaid dividends of $0.10 per share. The liquidation preference is equal to $1.10 for each of the 9,535,000 shares of Preferred Stock. The Company's Preferred Stock does not treat a sale of the Company as a liquidation.

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

         Safe Tire has also access to a patent pending "Gasification" process which is a close-loop method of deriving petro-fuels from ground tire scraps by thermal degrading them and thereby producing smaller, less complex molecules. The process recovers gas, oil, carbon and steel. The carbon is refined to remove ash and other waste and can then be palletized or bagged and marketed to end-users. The gas from the process, which has a heating value as high as 2,375 Btu/cubic foot compared to natural gas that averages 1,000 Btu/cubic foot, goes through a condenser to produce oil. The oil, which has the consistency of a distillate fuel oil, may be marketed to refineries or sold to fuel blenders who use it to produce other petroleum products, or as a fuel to run oil fired motors for the production of electricity. The Gasification process produces extra gas that does not condense into oil that is used to provide thermal energy to heat the tire chips reducing the operational energy costs. The process produces 500 pounds of carbon, 300 pounds of steel and 2.5 barrels of oil per ton of used tires.

         The Company is in the process of acquiring the gasification technology from affiliates of its principals without additional consideration.

         The Company has developed engineering models of its gasification process but has not built a plant that produces commercial quantities of by-products. The Company is seeking financing to fund its first gasification plant.

         The registrant anticipates that its plants are environmentally friendly and produce virtually zero emissions. The Company has submitted an application to the Oklahoma Department of Environmental Quality for authorization to operate the gasification system which will be located at the Company's Choctaw, Oklahoma facility. On February 6, 2001, the Oklahoma Department of Environmental Quality approved the application.

         There are several products that can derive from tire scraps. Tire Derived Fuel, or TDF, can be used to power cement and power plants. The Company presently sells a significant amount of chips to such users. The Company has established a large demand of TDF for use as a leachate material in the construction of new landfill cells. Tire chips can be further reduced into crumb rubber, small rubber material that has no wire present that is present in chips. Crumb rubber is used in the manufacture of rubberized asphalt, roofing materials, siding, automotive parts including hoses and body parts, electrical insulators and floor tiles. Crumb rubber is also useful as an end product in barns and stables, as a surface for racing tracks and horse arenas, and as a resilient, safer surface for playgrounds.

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

         Effective September 1997, the Waste Tire Program in Texas ceased due to a sunset provision enacted in prior legislation. While dealers still charge a disposal fee, Texas law now requires the dealers to arrange for the disposal of their tires. In Texas, accordingly, the Company now markets its services directly to sellers of new tires. The change permits the Company to receive a greater portion of the fee from dealers than the portion previously received from the state. Also during the period between Septembers, 1997 to 1999 the Company participated in the State's abandoned waste tire stockpile clean up program. The Company received the majority of the projects due to their ability to market all the tires collected from these dumps to a recycling end use. Efforts are underway in Texas to enact legislation that ensures waste tires are directed towards recycling operations through an enforcement program.

         In addition to the regulatory environment, the Company's tire recycling operations must comply with a variety of environmental regulations concerning the storage and safe keeping of tire chips.

Competition

         The Company competes with others engaged in the business of shredding tires in Texas and Oklahoma. The program in Oklahoma requires that entities receiving fees from the State of Oklahoma gather tires from throughout the state. This requirement places a significant financial burden on those gathering tires in the State of Oklahoma to have the financial resources to conduct statewide operations. At the present time, the Company is the only state wide processor in Oklahoma.

         The program changes in Texas have placed significant burdens on those previously conducting tire shredding in that state. Operators in that state have had to shift to negotiating for disposal fees rather than obtaining fees from the state. In addition, the amount of the fee received for disposal is subject in Texas to negotiation with various entities, principally retailers.

         While the Company presently generates its revenues by receiving essentially a tipping fee for disposing of tires, increasingly the issue for tire disposal is the complete recycling of tires into useful, environmentally benign products on an economic basis. Management of the Company believes that its gasification process is such a solution. This process will allow the Company the means to recycle large volumes of tires with an extremely large market for the end product. The Company's growth potential is, accordingly, large, particularly since the Company will have its own market for products derived from the tires the Company processes, unlike competitors that must rely on third parties for end uses of their products. Competitors growth is limited because a competitor can only collect the volume of scrap tires that can ultimately be recycled and marketed.

         By having the ability to consume large quantities of recycled tires in an environmentally friendly manner and process these tires into a product or products that are in demand, management of the Company believes that its growth potential is quite large.

Employees

         On December 1, 2000 the Company employed 132 people. Of these people, 118 were engaged in tire gathering and shredding operations. The others were engaged in management and administrative positions.

Item 2. Description of Property

Texas Properties
----------------
Midlothian, Texas - Approximately twenty-six acres, which contains a processing plant of 11,000 square feet, a shop building of 1,500 square feet and an office building of 1,150 square feet.

San Antonio, Texas - Approximately thirty-seven acres, which contains a processing plant of 11,000 square feet and an office building of 1,150 square feet.

Odessa, Texas - Approximately twenty acres, which contains a processing plant of 11,000 square feet and an office building of 1,150 square feet.

Cleveland, Texas - Approximately twenty-six acres, which contains a processing plant of 11,000 square feet, a shop building of 800 square feet and an office building of 1,150 square feet.

There is a mortgage, which carries a lien on all properties above.

Oklahoma Property
-----------------
Choctaw, Oklahoma- Approximately fifteen acres, which contains a processing plant of 10,000 square feet, a shop building of 9,200 square feet and an office building of 2,000 square feet The land lease agreement provides for five successive five-year renewal options, each with increased annual lease payments, and options to purchase the leased land.

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

         On May 8, 2001, the holders of 9,000,000 shares of the Company's Preferred stock then issued and outstanding executed a written consent amending and restating the Company's Articles of Incorporation. Among other changes, this amendment and restatement established a Preferred Stock issue which entitled the holders of the Preferred Stock to a liquidation preference equal to $1.10 per share plus any accumulated but unpaid dividends. Dividends accumulate at the rate of $0.10 per share per year. On May 9, 2001, the Company issued 9,535,000 shares of its Preferred Stock, effective July 2000, in exchange for a like number of shares of Preferred Stock of Safe Tire Disposal Corp.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company completed its initial public offering in June 1999. The Company's stock did not commence trading. Although some trading occurred in the March of 2000, there was no active market in the Company's Common Stock until June 2000. On June 16, 2000 the Company's Common Stock began to be traded on OTC Bulletin Board.

         The following table set forth the high and low bid and cash prices of the Company's Common Stock for each calendar quarter in 2000 as reported by the National Association of Securities Dealers composite feed or other qualified interdealer quotation medium. These quotations do not represent actual transactions but represent prices between dealers and do not include retail markup, markdown or commission.

2000                             Ask                            Bid
----                       -------------------            -------------------
                           High           Low             High          Low
                           ----           ---             ----          ---

First Quarter              0.10         0.10             -             -
Second Quarter             4.875        0.10             6.875         5.03125
Third Quarter              5.875        2.625            6.00          3.00
Fourth Quarter             4.00         5.3125           4.375         0.625

         As of December 31, 2000, there were approximately 50 holders of record of the Company's common stock, according to the records provided by the transfer agent.

         In July 2000, the Company agreed to issue 9,000,000 shares of Common Stock to two affiliates of principals of Safe Tire Disposal Corporation and an additional 25,000 shares to the registrant's counsel. The issuance of these shares were exempt from registration under Section 5 of the Securities Act of 1933 pursuant to the exemption provided in Section 4(2) of that act.

         In January 2001 the Company issued 100,000 shares of Common Stock to an advisor to the Company. The issuance of these shares were exempt from registration under Section 5 of the Securities Act of 1933 pursuant to the exemption provided in Section 4(2) of that act.

         In May 2001 the Company issued 9,535,000 shares of Preferred Stock to Holden Energy Corporation. The issuance of these shares were exempt from registration under Section 5 of the Securities Act of 1933 pursuant to the exemption provided in Section 4(2) of that act.

         The Company has not paid dividends in the past and does not anticipate doing so in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Fiscal Year Ended December 31, 2000, compared to Fiscal Year Ended December 31, 1999

         In fiscal 2000 the Company incurred a loss before income taxes of $2,361,690 compared to a profit before income taxes of $1,511,114 in fiscal 1999. The loss principally reflects a decline in tire processing revenues in fiscal 2000 to $7,323,492 from $10,969,565 in fiscal 1999. Tire processing revenues are essentially tipping fees paid to the Company to dispose of tires. The decline occurred because the State of Texas, while keeping an obligation to charge a disposal fee by tire retailers for the disposal of tires, place the obligation to dispose of tires on sellers of those tires. Previously, the State of Texas collected the fee and paid the Company. The Company thereupon commenced in fiscal 2000 to begin to contract with tire retailers to dispose of the tires and be paid directly for the a tire's disposition.

         Other revenues, however, partially offset this decline by increasing in fiscal 2000, to $1,624,388 from $1,160,738. These other revenues are derived from sales of tire chips that are used for a material in civil engineering purposes and as a fuel in cement plants and paper pulp plants. Despite the increase in other revenues, total revenues declined approximately 25%, to $8,947,880 in fiscal 2000 from $12,130,303 in fiscal 1999.

         Operating expense in fiscal 2000 increased approximately 6% in fiscal 2000 compared to fiscal 1999, to $8,322,374 from $7,845,821. The largest increase came in transportation expenses which increased approximately 13% to $4,237,013 from $3,754,909. This increase related to the Company's commitment to retailers of tires to pick up tires throughout the State of Texas. Further, increases in fuel costs also contributed to the Company's increase in transportation expenses.

Liquidity and Capital Resources

         The Company's operations have traditionally been funded from operations and borrowings from related parties. See "Item 12. Certain Relationships and Related Transaction." Investment Bankers, representatives of which have served on as directors of the Corporation, have also loaned the Company capital. See "Item 12. Certain Relationships and Related Transactions."

         By the end of fiscal 1998, Holden Energy Corporation, which is owned by Harold H. Holden, had loaned to the Company an aggregate of approximately $9,500,000. At the end of that year, the Safe Tire Disposal Corporation converted that debt to a voting Preferred Stock which cumulated dividends at a 10% annual rate. In May 2001, but effective upon acquisition of Safe Tire Disposal Corp. by the Company, this Preferred Stock was converted into 9,535,000 shares of the Company's Preferred Stock. This Preferred Stock is not voting but has a $0.10 per share cumulative dividend right and contains a liquidation preference that is equal to $1.10 per share plus accumulated but unpaid dividends.

         The Company lacks the capital to construct gasification systems to convert tire chips to tire derived fuel and is seeking funding to implement this program.

Item 7. Financial Statements.

         The response to this item is submitted as a separate section of this Form 10-K. See "Item 13. Exhibits, Financial Statements and Reports on Form 8-K."

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective December 1, 2000, the Company named the auditing firm Lane Gorman Trubitt, L.L.P., as the Company's auditors. Lane Gorman Trubitt, L.L.C. has acted as safe Tire Disposal Inc.'s auditor prior to the Company's acquisition of that entity.

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

Harold H. Holden, Advisor to the Board, age 66. He currently serves as Chairman of the Board, President, and Chief Executive Officer of Holden Energy Corporation, an independent oil and gas company. HEC was established in 1977 and presently operates in the Mid-Continent area of the United States. HEC has developed significant reserves and has an established record in the energy exploration field. HEC also has 100% owned trucking, transporting, and supply company subsidiaries. Mr. Holden serves in an advisory and consultant capacity to the Company. He is a graduate of Texas A&M-Kingsville, Kingsville, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance.
         In connection with the acquisition of Safe Tire Disposal Corporation in June 2000, the Company appointed new directors and officers, none of which have filed as of the date hereof the filings required pursuant to Section 16 of the Securities Exchange Act. These are anticipated to be filed in May, 2001.

Item 10. Executive Compensation.

         The following table sets forth the compensation paid to the Company's Executive Officers. For services rendered to the Company in all capacities for the fiscal years ended December 31, 2000. Summary Compensation Table

      Name and                              Annual Compensation   All Other
Principal Position             Fiscal Year     Salary   Bonus     Compensation

H. Scott Holden, President     2000            $373,640     -            -
                               1999             466,800     -            -
                               1998             209,550     -            -

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

Name of                              Number of          Percent
Beneficial Owner                     Shares Owned       Owned

H. Scott Holden, 1993 Trust          4,500,000          40.45%

Harold H. Holden, 1985 Trust         4,500,000          40.45%

Officers and Directors as a Group    9,000,000          80.89%

The address of H. Scott Holden, 1993 Trust and the Harold H. Holden, 1985 Trust is 301 West Main, Suite 600, Ardmore, OK 73401

Item 12. Certain Relationships and Related Transactions.

         The Company has funded research and development efforts principally relating to using expended tires for a variety of uses. This research and development has been done through related entities that are not owned by Safe Tire Disposal Corp., the Company's wholly owned subsidiary, nor by the Company.

         During 1995, Safe Tire Disposal Corp. advanced $1,298,000 to Recycled Energy Power Corporation which conducted research and development activities involving the use of tires and tire chips as a fuel for boilers. During 1996 and 1997, Recycled Energy Power Corporation repaid an aggregate of $1,273,825 of the amount advanced. The Company did not charge interest for the amount advanced and in fiscal 1999 wrote off the unpaid balance of $24,175.

         At December 31, 1999, the Company advanced Rubber Recycling Resources $343,060 for working capital purposes and an additional $59,540 in fiscal 2000 for the same purposes. Rubber Recycling Resources conducts research and development activities involving civil engineering applications of tire chips such as telephone poles and railroad cross arms.

         In fiscal 2000, the Company advanced $54,800 to Recycled Energy, L.L.C. for working capital purposes. Recycled Energy, L.L.C. owns the rights to the tire gasification process. See "Item 1. - Business."

         In fiscal 2000, the Company advanced $65,375 to Safe Tire Recycling relating to costs to develop joint ventures in Europe for various projects using recycled tires. At the end of fiscal 2000, the Company had advanced a total of $166,208 to Safe Tire Recycling.

         H. Scott Holden and Harold H. Holden, or their affiliates, own each of these entities, Recycled Energy Power Corporation, Rubber Recycling Resources, Recycled Energy L.L.C. and Safe Tire Recycling. The Company does not have an equity interest in these entities. The Holdens have, however, committed to transfer the rights to the technology of the gasification process to the Company without additional consideration.

         The Holdens have advanced to the Company working capital at various times. At December 31, 2000, the Company owed to the Holdens or their affiliates a total of $251,700.

         In addition, in fiscal 2000 Amerifirst Financial advanced $475,000 to the Company. Amerifirst Financial is an affiliate of one of the Company's directors who resigned in 2001.

         By the end of fiscal 1998, Holden Energy Corporation, which is owned by Harold H. Holden, had loaned to the Company an aggregate of approximately $9,500,000. At the end of that year, the Safe Tire Disposal Corporation converted that debt to a voting Preferred Stock which cumulated dividends at a 10% annual rate. In May 2001, but effective upon acquisition of Safe Tire

Disposal Corp. by the Company, this Preferred Stock was converted into 9,535,000 shares of the Company's Preferred Stock. This Preferred Stock is not voting but has a $0.10 per share cumulative dividend right and contains a liquidation preference that is equal to $1.10 per share plus accumulated but unpaid dividends.

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

* Previously filed with the Securities and Exchange Commission on September 8, 1998, as part of the Company's initial filing on Form SB-1


Reports on Form 8-K:

None

                          INTEGRATED TEC7HNOLOGY GROUP
                                AND SUBSIDIARIES,
                                  SUCCESSOR TO
                            SAFE TIRE DISPOSAL CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                                DECEMBER 31, 2000

                           INTEGRATED TECHNOLOGY GROUP
                                AND SUBSIDIARIES



                                    CONTENTS

                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      1

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEET                                           2

   CONSOLIDATED STATEMENTS OF OPERATIONS                                 3

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       4

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6 - 10

Report of Independent Certified Public Accountants


The Board of Directors and Stockholder
Integrated Technology Group (Successor to Safe Tire Disposal Corp.)

We have audited the accompanying consolidated balance sheet of Integrated Technology Group and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Technology Group and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Lane Gorman Trubitt, L.L.P.
LANE GORMAN TRUBITT, L.L.P.



Dallas, Texas
January 31, 2001

                  Integrated Technology Group and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $     30,953
Accounts receivable, net of allowance of $40,219                                     888,429
Prepaid expenses                                                                      76,682
Deposits                                                                              17,000
Deferred taxes                                                                        14,881
                                                                                -------------
Total current assets                                                               1,027,945
                                                                                -------------
PROPERTY, PLANT AND EQUIPMENT
Land                                                                                 467,040
Buildings and improvements                                                         2,562,146
Transportation equipment                                                           7,744,122
Plant equipment                                                                   12,708,050
                                                                                -------------
                                                                                  23,481,358
Less accumulated depreciation                                                    (18,349,472)
                                                                                -------------
Net property, plant and equipment                                                  5,131,886
                                                                                -------------

OTHER ASSETS
Long-term advances - related party                                                   623,608
Deferred taxes                                                                     4,616,772
                                                                                -------------
                                                                                   5,240,380

                                                                                $ 11,400,211
                                                                                =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                $    996,791
Accounts payable - related party                                                     726,700
Current installments of long-term debt                                             2,519,042
Other current liabilities and accrued expenses                                       404,327
                                                                                -------------
Total current liabilities                                                          4,646,860
                                                                                -------------

LONG-TERM DEBT, excluding current installments                                        14,778

CONTINGENCIES                                                                              -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 20,000,000 shares authorized,
11,125,000 issued and outstanding                                                     11,125
Preferred, $0.10 cumulative dividend, $.01 par value; 10,000,000
shares authorized, 9,535,000 issued and outstanding                                   95,350
Additional paid-in capital                                                        15,362,671
Accumulated deficit                                                               (8,730,573)
                                                                                -------------
Total stockholder's equity                                                         6,738,573
                                                                                -------------

                                                                                $ 11,400,211
                                                                                =============

The accompanying notes are an intergral part of these statements

                  Integrated Technology Group and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Years ended December 31,

                                                                                   2000              1999
                                                                                ------------     -------------
Revenues
Tire processing revenue                                                         $ 7,323,492      $ 10,969,565
Other revenue                                                                     1,624,388         1,160,738
                                                                                ------------     -------------
Total revenues                                                                    8,947,880        12,130,303
                                                                                ------------     -------------
Operating expenses
Facility and processing                                                           2,804,786         2,781,744
Transportation                                                                    4,237,013         3,754,909
General and administrative                                                        2,535,477         2,229,168
Depreciation and amortization                                                     1,280,575         1,309,168
                                                                                ------------     -------------
Total operating expenses                                                         10,857,851        10,074,989
                                                                                ------------     -------------
Operating income                                                                 (1,909,971)        2,055,314
Other income (expenses)
Interest expense                                                                   (468,084)         (560,619)
Interest income                                                                       1,365             9,791
Gain on sale of assets                                                               15,000             6,628
                                                                                ------------     -------------
Income (loss) before income taxes                                                (2,361,690)        1,511,114

Deferred tax benefit                                                              2,008,429         2,623,224
                                                                                ------------     -------------

Net income (loss)                                                               $  (353,261)     $  4,134,338
                                                                                ============     =============

Net Income (loss) per share                                                     $    (0.13)      $      0.35
                                                                                ============     =============

Weighted average shares                                                          10,054,167         9,000,000

The accompanying notes are an intergral part of these financial statements

                  Integrated Technology Group and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                     Years ended December 31, 2000 and 1999

                                                                                                     Advance to
                                   Common Stock       Preferred Stock      Additional                Recycled            Total
                               --------------------  -------------------    Paid-in    Accumulated   Energy Power     Stockholder's
                                 Shares     Amount     Shares    Amount     Capital     Deficit      Corporation         Equity
                               ----------  --------  ---------  --------  -----------  ------------  ------------     ------------
Balance, December 31, 1998          1,000  $  1,000          -  $      -  $ 8,579,205  $(12,487,475) $    (24,175)    $ (3,931,445)

Issuance of preferred stock
to retire debt                          -         -  9,535,000    95,350    6,793,591             -             -        6,888,941

Forgiveness advance to
Recycled Energy Power
Corporation                             -         -          -         -            -       (24,175)       24,175                -

Net income                              -         -          -         -            -     4,134,338             -        4,134,338
                               ----------  --------  ---------  --------  -----------  ------------  ------------     ------------
Balance, December 31, 1999          1,000     1,000  9,535,000    95,350   15,372,796    (8,377,312)            -        7,091,834

Safe Tire Corporation Merger
11,124,000 shares              11,124,000    10,125          -         -      (10,125)            -             -                -

Net loss                                -         -          -         -            -      (353,261)            -         (353,261)
                               ----------  --------  ---------  --------  -----------  ------------  ------------     ------------
Balance, December 31, 2000     11,125,000  $ 11,125  9,535,000  $ 95,350  $15,362,671  $ (8,730,573) $          -     $  6,738,573
                               =========== ========= =========  ========  ===========  ============  ============     ============


The accompanying notes are an intergral part of these financial statements

                  Integrated Technology Group,and Subsidiaries
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Years ended December 31,

                                                                                           2000              1999
                                                                                       ------------      ------------
Cash flows from operating activities:
Net income (loss)                                                                      $  (353,261)      $ 4,134,338
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization                                                            1,280,575         1,309,168
Gain on sale of assets                                                                     (15,000)           (6,628)
Deferred income taxes                                                                   (2,008,429)       (2,623,224)
Changes to assets and liabilities related to operating activities
Accounts and other receivables                                                            (176,775)          136,480
Prepaid expenses, deposits and other assets                                                239,840          (125,125)
Accounts payable                                                                           630,318          (493,707)
Other liabilities and accrued expenses                                                     (31,804)         (224,689)
                                                                                       ------------      ------------
Net cash provided (used) by operating activities                                          (434,536)        2,106,613
                                                                                       ------------      ------------
Cash flows from investing activities:
Purchases of plant and equipment                                                          (280,167)         (773,736)
Purchase of other assets                                                                         -           (99,392)
Proceeds on sales of assets                                                                 15,000             7,682
Advances to related party                                                                        -          (337,264)
Repayment of advances from related parties                                                (179,715)               -
                                                                                       ------------      ------------
Net cash used by investing activities                                                     (444,882)       (1,202,710)
                                                                                       ------------      ------------

Cash flows from financing activities:
Advances from related parties                                                              726,700                 -
Repayment of long-term debt                                                               (171,998)         (579,383)
                                                                                       ------------      ------------
Net cash provided (used) by financing activities                                           554,702          (579,383)
                                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                                      (324,716)          324,520

Cash and cash equivalents at beginning of year                                             355,669            31,149
                                                                                       ------------      ------------

Cash and cash equivalents at end of year                                               $    30,953       $   355,669
                                                                                       ============      ============

Supplemental cash flow information:
Cash paid for interest                                                                 $   362,576       $   527,413
                                                                                       ============      ============

Supplemental schedule of noncash investing and financing activities:
Forgiveness of long-term debt to Recycled Energy Corporation
  through the issuance of preferred stock                                              $         -       $ 6,888,941
Forgiveness of advance to Recycled Energy Power Corporation                            $         -       $    24,175

The accompanying notes are an intergral part of these financial statements

                  Integrated Technology Group and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS

         Integrated Technology Group and subsidiaries (the "Company") collect and dispose of waste tires. The process involves converting the whole waste tire into shredded chips available for sale as a by-product. The Company owns and operates one processing plant in the state of Oklahoma and four processing plants in the state of Texas. The Company's significant sources of revenues are from the states of Oklahoma and Texas for the collecting and shredding of waste tires. The Company's operations and revenues are impacted by laws and regulations of the states of Oklahoma and Texas.

         The Company sells tire chips to buyers. The Company is actively exploring new markets for the shredded chips which could increase the sales of the shredded chips in future years.

         Merger
         ------
         On July 10, 2000, Integrated Technology Group purchased all the assets of Safe Tire Disposal Corp. and Subsidiaries (STDC) by issuing 9,000,000 shares of its $0.001 par value common stock to the shareholders of STDC in exchange for all the outstanding shares of STDC. The merger was accounted for as a purchase in accordance with Accounting Practice Bulletin 16. Prior to this merger, Integrated Technology Group (formerly Living Card Company, Inc.) was a dormant publicly traded shell company with no material financial activity. The consolidated financial statements of the Company include the results of operations and cash flows of STDC for the year ended December 31, 1999 and for the period January 1, 2000 to July 10, 2000, the effective date of the merger. The financial position and results of operations of the predecessor company are immaterial and have not been included in the consolidation.

         A summary of the Company's significant accounting policies are as follows:

         Basis of Presentation and Principles of Consolidation
         -----------------------------------------------------
         The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

         Use of Estimates in Preparation of Financial Statements
         -------------------------------------------------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

         Recent Accounting Pronouncements
         --------------------------------
         The Financial Accounting Standards Board has released FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (An amendment of FASB Statement No. 133), FAS 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121," and FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (A replacement of FASB Statement No. 125). The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

                  Integrated Technology Group and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS (Continued)

         Cash and Cash Equivalents
         -------------------------
         Cash and cash equivalents include cash in banks and highly liquid short-term investments in money market accounts.


         Property, Plant and Equipment
         -----------------------------
         Property, plant and equipment are stated at cost, net of accumulated depreciation. All material property, plant, and equipment additions are capitalized and depreciated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 5 to 30 years. As assets are disposed of, cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

         Income Taxes
         ------------
         The Company provides for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Deferred income taxes and liabilities arise principally from the temporary differences between financial statement and income tax recognition of depreciation and amortization, bad debts and net operating losses.

         Chip Inventory
         --------------
         The Company has approximately 228,000 and 244,000 tons of tire chips on hand at December 31, 2000 and 1999, respectively. As noted above, the Company receives a fee for collecting, transporting, and shredding waste tires for the states of Oklahoma and Texas. In order to make the tire chips marketable to end users, the Company processes waste tires to a size smaller than required by the states. The Company is currently unable to accurately measure the incremental costs of processing waste tires below the size required by the states. Therefore, the Company does not record the tire chips as inventory on its consolidated balance sheet.

         Advertising and Marketing
         -------------------------
         Advertising and marketing costs are expenses as incurred. Advertising expense totaled $8,081 and $10,578 for the years ended December 31, 2000 and 1999, respectively.

         Per Share Information

         Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. Only basic earnings per share are shown, as there are no dilutive items. 1999 per share information has been restated to account for the shares issued by the Company to purchase the assets of STDC.

                 Integrated Technology Group , and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. LONG-TERM DEBT

   Long-term debt of the Company consisted of the following at December 31, 2000:

     Note payable to bank purchased by an investment company and is due on demand. Note matured April 1, 1998. Company is making payments of $88,246 per month, including interest. Interest rate is prime rate plus 5% (14.5%
     at December 31, 2000). The note is collateralized by the assets of the
     Company.                                                                           $ 2,515,145

     Borrowing under financing agreement for property acquisition, payable in monthly installments of $453, including interest of 9%, through February 1,
     2005. The borrowing is secured by a deed of trust.                                      18,675
                                                                                        ------------
                                                                                          2,533,820
     Less current installments of long-term debt                                         (2,519,042)
                                                                                        ------------
                                                                                        $    14,778

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000 are as follows: 2001, $2,519,042; 2002,
     $4,263; 2003, $4,662, 2004, $5,853, and 2005, $0.

3. INCOME TAXES

   The components of the deferred tax assets and liabilities at December 31, 2000, are as follows:

     Deferred tax assets - tax effect of:
              Allowance for doubtful accounts                                           $    14,881
              Net operating loss carryforward                                             5,239,935
                                                                                        ------------
                  Total deferred tax assets                                               5,254,816

         Deferred tax liabilities - tax effect of:
              Property, plant, and equipment                                               (623,163)
                                                                                        ------------
                  Total deferred tax liabilities                                           (726,825)
                                                                                        ------------

                  Net deferred tax asset/liability                                      $ 4,527,991
                                                                                        ============

There is no change in the valuation allowance for the year ended December 31, 2000. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $14,200,000, which are available to offset future federal taxable income generated, if any. The carryforwards expire as follows: $227,000 in 2008; $1,755,000 in 2009, $3,644,000 in 2010, $3,425,000
in 2011, $1,572,000 in 2017, $1,502,000 in 2018, and $2,075,000 in 2020.

                  Integrated Technology Group and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. PREFERRED STOCK

The Company has 9,535,000 shares of non-voting, cumulative preferred stock with a 10% dividend rate issued and outstanding at December 31, 2000. Upon voluntary or involuntary dissolution of the Company, the assets of the Company available for dissolution are distributed first to preferred shareholders in an amount equal to all unpaid declared, accumulated dividends, if any, without interest, then to preferred shareholders in an amount equal to $1.10 per share. Thereafter, the remaining assets of the Company available for distribution are distributed among and paid to common shareholders. Preferred stock may be redeemed in whole or in part at the option of the Company at $1.10 per share plus any accrued and unpaid dividends, whether or not declared. Dividends in arrears at December 31, 2000 total $1,907,000.

5. RELATED PARTY TRANSACTIONS

During 1995, the Company advanced $1,298,000 to Recycled Energy Power Corporation ("REPC"), a subsidiary of REC. The advance is interest free and has no associated repayment schedule. During 1997 and 1996, the Company was repaid $445,000 and $828,825, respectively, of the advance made to REPC by REC on behalf of REPC. At December 31, 1998 the advance to REPC is reflected as a decrease in stockholder's equity in the accompanying balance sheet due to the uncertainty regarding repayment of the remaining advance balance. During 1999, the Company wrote off the remaining balance of $24,175.

Included in other long-term receivables at December 31, 2000 is an advance paid to Rubber Recycling Resources for $402,600 for working capital purposes. Rubber Recycling Resources is affiliated through common ownership. The advance is interest free and has no associated repayment schedule. No repayments have been made as of December 31, 2000.

Included in other long-term receivables at December 31, 2000 is an advance paid to Safe Tire Recycling for $166,208 for working capital purposes. Safe Tire Recycling is affiliated through common ownership. The advance is interest free and has no associated repayment schedule. As of December 31, 2000, no repayments have been made.

Included in other long-term receivables at December 31, 2000 is an advance paid to Recycled Energy, L.L.C. for $54,800 for working capital purposes. Recycled Energy, L.L.C. is affiliated through common ownership. The advance is interest free and has no associated repayment schedule. As of December 31, 2000, no repayments have been made.

Included in accounts payable - related parties at December 31, 2000 are advances from various stockholders of the Company totaling $715,700.

Included in accounts payable - related parties at December 31, 2000 are advances from Southstar, Inc., an affiliate through common ownership, totaling $11,000

                  Integrated Technology Group and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LEASE COMMITMENTS

The Company leases land and transportation equipment under noncancellable operating leases. The land lease agreement provides for five successive five-year renewal options, each with increased annual lease payments, and options to purchase the leased land. Rental expense for all operating leases approximated $469,500 and $233,000 for the years ended December 31, 2000 and 1999, respectively.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000, are:

           Year ending December 31:

                   2001                         $              2,000
                   2002                                        2,000
                   2003                                        2,000
                   2004                                        4,000
                   2005                                        4,000
                                                --------------------

          Total minimum lease payments          $             14,000
                                                ====================

7. LETTERS OF CREDIT

As of December 31, 2000, the Company was contingently liable for outstanding letters of credit totaling approximately $164,000. The letters of credit expire during 2001.

8. LOSS PER SHARE

Loss per share information contained in the consolidated statement of operations is calculated as follows for the years ended December 31,:

                                                                                       2000              1999
                                                                                  ---------------  ----------------

Net income (loss)                                                                 $      (353,261) $      4,134,338
Undeclared dividends on preferred stock                                                  (953,500)         (953,500)
                                                                                  ---------------  -----------------

Net income (loss) available to common stockholders                                $    (1,306,761) $      3,189,838
                                                                                  ===============  =================

Net income (loss) per share                                                       $        (0.13)  $          0.35
                                                                                  ==============   =================

Weighted average shares                                                                10,054,167         9,000,000


9. CONTINGENT LIABILITIES

In the normal course of business, various actions and claims have been brought or asserted against the Company. Management does not consider these legal actions to be material to the Company's financial position, liquidity, or results of operations.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       REGISTRANT:


                                       INTEGRATED TECHNOLOGY GROUP

Dated May 15, 2001

                                       /s/ H. Scott Holden
                                       ---------------------------------------
                                       H. Scott Holden
                                       President and Chief Executive Officer



                                       /s/ C. Sue Rushing
                                       ----------------------------------------
                                       C. Sue Rushing, Principal Financial
                                         and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ H. Scott Holden                 Director                  May 15, 200
---------------------------
H. Scott Holden



/s/C. Sue Rushing                   Director                  May 15, 2001
---------------------------
C. Sue Rushing



/s/ Harold H. Holden                Director                  May 15, 2001
---------------------------
Harold H. Holden