Form 10QSB
period 2001-03-31
INTEGRATED TECHNOLOGY GROUP
filed 2001-05-21
CIK 1068660

1

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                           Integrated Technology Group
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                  87-0583192
------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


  301 West Main, Suite 500, Ardmore, Oklahoma                   73401
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (580) 226-0511
------------------------------------------------------------------------------
                         (Registrant's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2001: 11,225,000

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                            March 31,               December 31,
                                                                              2001                    2000
                                                                       ---------------           --------------
                                                                         (Unaudited)                (Audited)
ASSETS

Current assets:
     Cash and cash equivalents                                         $      52,851             $        30,953
     Accounts receivable, net allowance of $40,219                           728,258                     888,429
     Prepaid expenses                                                        242,270                      76,682
     Deposits                                                                 18,500                      17,000
     Deferred taxes                                                           14,881                      14,881
                                                                       -------------             ---------------
     Total current assets                                                  1,056,760                   1,027,945
                                                                       -------------             ---------------

Property, plant and equipment
     Land                                                                    467,040                     467,040
     Buildings and improvements                                            2,552,296                   2,562,146
     Transportation equipment                                              7,783,351                   7,744,122
     Plant equipment                                                      12,684,086                  12,708,050
                                                                       -------------             ---------------
                                                                          23,486,773                  23,481,358
     Less accumulated depreciation                                       (18,688,933)                (18,349,472)
                                                                       -------------             ---------------
     Net property, plant and equipment                                     4,797,840                   5,131,886
                                                                       -------------             ---------------

Other assets
     Long-term advances-related parties                                      661,608                     623,608
     Deferred taxes                                                        4,616,772                   4,616,772
                                                                       -------------             ---------------
                                                                           5,278,380                   5,240,380
                                                                       -------------             ---------------
                                                                       $  11,132,980             $    11,400,211
                                                                       =============             ===============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                                  $     859,914             $       996,791
     Accounts payable-related party                                          944,700                     726,700
     Current installments of long-term debt                                2,519,042                   2,519,042
     Other current liabilities and accrued expenses                          625,211                     404,327
                                                                       -------------             ---------------
     Total current liabilities                                             4,948,867                   4,646,860
                                                                       -------------             ---------------

Long-term debt, excluding current installments                                13,836                      14,778

Stockholder's equity:
     Common stock, $0.001 par value, 20,000,000 shares
        Authorized, 11,225,000 and 11,125,000
        issued and outstanding, respectively                                  11,225                      11,125
     Preferred stock, $0.10 cumulative dividend, $0.01 par value;
     10,000,000 shares authorized, 9,535,000 issued and outstanding           95,350                      95,350
     Additional paid-in capital                                           15,506,271                  15,362,671
     Accumulated deficit                                                  (9,442,569)                 (8,730,573)
                                                                       --------------            ----------------
     Total stockholder's equity                                            6,170,277                   6,738,573
                                                                       -------------             ---------------
                                                                       $  11,132,980             $    11,400,211
                                                                       =============             ===============

    The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                    ---------------------------------------
                                                                         2001                      2000
                                                                    -------------            --------------
Revenues
     Tire processing revenue                                        $   1,675,100            $    1,521,748
     Other revenue                                                        245,747                   215,036
                                                                    -------------            --------------

     Total revenues                                                     1,920,847                 1,736,784
                                                                    -------------            --------------

Operating expenses
     Facility                                                             620,772                   670,712
     Transportation                                                       907,379                   909,225
     General and administrative                                           663,715                   606,338
     Depreciation                                                         339,461                   342,000
                                                                    -------------            --------------

     Total operating expenses                                           2,531,327                 2,528,275
                                                                    -------------            --------------

     Operating loss                                                      (610,480)                 (791,491)

Other income (expenses)
     Interest expense                                                    (101,829)                 (101,261)
     Other                                                                    313                        10
                                                                    -------------            --------------

     Loss before income taxes                                            (711,996)                 (892,742)

Income tax expense                                                              -                         -
                                                                    -------------            --------------

     Net loss                                                       $    (711,996)           $     (892,742)
                                                                    =============            ==============


     Net loss per share
         Basic and diluted                                          $      (0.06)            $       (0.10)
                                                                    ============             =============

     Weighted average shares outstanding
         Basic and diluted                                             11,191,667                 9,000,000
                                                                    =============            ==============



















    The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                    Three Months Ended
                                                                                         March 31,
                                                                           --------------------------------------
                                                                                2001                     2000
                                                                           ---------------         --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $    (711,996)          $     (892,742)
     Adjustments to reconcile net loss to net cash provided by
        Operating activities:
            Depreciation and amortization                                        339,461                  342,000
            Stock issued for consulting services                                 143,700                        -
            Changes to assets and liabilities related to
            operating activities
                 Accounts and other receivables                                  160,171                  (32,895)
                 Prepaid expenses, deposits and other assets                    (167,088)                (171,856)
                 Accounts payable                                               (136,877)                 355,033
                 Other liabilities and accrued expenses                          220,884                   24,171
                                                                           --------------          --------------

            Net cash used in operating activities                               (151,745)                (376,289)
                                                                           --------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment                                             (5,415)                 (98,115)
     Advances to related party                                                   (38,000)                 (46,067)
     Decrease in other assets                                                          -                  124,302
                                                                           -------------           --------------

     Net cash used in investing activities                                       (43,415)                 (19,880)
                                                                           -------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related parties                                               218,000                  169,500
     Repayment of long-term debt                                                    (942)                 (61,752)
                                                                           -------------           ---------------

     Net cash provided by financing activities                                   217,058                  107,748
                                                                           -------------           --------------

NET INCREASE (DECREASE) IN CASH                                                   21,898                 (288,421)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                       30,953                  355,669
                                                                           -------------           --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      52,851           $       67,248
                                                                           =============           ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                $         416           $       97,695
                                                                           =============           ==============








    The accompanying notes are an integral part of these financial statements

                           INTEGRATED TECHNOLOGY GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1   BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  NATURE OF OPERATIONS

    Integrated Technologies Group (the "Company") collect and dispose of waste tires. The process involves converting the whole waste tire into shredded chips available for sale as a by-product. The Company owns and operates one processing plant in the state of Oklahoma and four processing plants in the state of Texas. The Company's significant sources of revenues are from the states of Oklahoma and Texas for the collecting and shredding of waste tires. The Company's operations and revenues are impacted by laws and regulations of the states of Oklahoma and Texas.

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

    Chip Inventory
    --------------
    The Company has approximately 225,000 tons of tire chips on hand at March 31, 2001. As noted above, the Company receives a fee for collecting, transporting, and shredding waste tires for the states of Oklahoma and Texas. In order to make the tire chips marketable to end users, the Company processes waste tires to a size smaller than required by the states. The Company is currently unable to accurately measure the incremental costs of processing waste tires below the size required by the states. Therefore, the Company does not record the tire chips as inventory on its consolidated balance sheet.

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

    Recent Accounting Pronouncements
    --------------------------------
    The Financial Accounting Standards Board has released FAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, FAS 135, Rescission of FASB Statement No. 75 and Technical Corrections, FAS 136, Transfers of Assets to a Not-for-Profit or Charitable Trust That Raises or Holds Contributions for Others, and FAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No.
    133. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The Company believes that the impact of these new standards and bulletins will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

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

General
-------
The Company derives its revenues from two sources. The majority of the revenue is generated from the tire shredding operations in Texas and Oklahoma. Other revenue is derived from the sales of the tire chips. The two major markets the company has developed are tire derived fuel sales to cement kilns and civil engineering sales for use in Subtitle D landfill cell construction. The laws of both Texas and Oklahoma require the purchasers of new tires pay a tire disposal fee. Prior to the beginning of 2000, both Texas and Oklahoma required that dealers charging this fee forward the fee to state agencies which would then pay various entities a portion of that fee to dispose of the tires. The Company derived its revenues by converting the tires to chips approximately two inches square, and received its revenues from the state as compensation for this conversion.

The Company has been successful in the marketing of the processed scrap tire material held in inventory. Since 1990 the Company has collected approximately
26.3 million tires at it's Oklahoma facility and have marketed to end users 21.4 million tires or 82%. In Texas, since it's start up in 1992, the Company has collected 59.7 million tires and have marketed 40.5 million tires to end users or 68%. The regulatory agency in Texas, the Texas Natural Resource Conservation Commission (TNRCC), would only allow end uses that they approved of for a processor to market scrap tire to that end use. From 1992 to 1994 the Company collected approximately 26.2 million tires that was held in inventory. In the summer of 1995 the TNRCC began to approve various markets in the State and as a result of those approvals the Company, during the period from 1995 to 2000, collected 33.6 million tires and has marketed to end users 39.8 million tires or 118%. The inventories at the Texas facilities have been reduced during this same time period by 6.2 million tires. The remaining inventories at the Oklahoma and Texas facilities will be used to support the gasification projects planned for those sites.

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

On February 6, 2001, the Oklahoma Department of Environmental Quality approved an application for authorization to construct and operate a gasification system at the Company's Choctaw, Oklahoma facility using recycled tires. The Company has made similar applications in Texas to construct and operate these gasification systems using recycled tires at the Company's Odessa, San Antonio and Midlothian, Texas facilities. See "Part II - Other Information - Item 5 - Other Information."

Quarter ended March 31, 2001 compared to the quarter ended March 31, 2000
-------------------------------------------------------------------------
The Company incurred a loss of $711,996 in the first quarter of fiscal 2001 compared to a loss of $892,742 in the same period in fiscal 2000. In the first quarter of 2001, the Company issued 100,000 shares of Common Stock in connection with a capital-raising transaction for which the Company charged general and administrative expenses $143,700. Excluding this charge, the Company incurred a loss of $568,296 in the first quarter of fiscal 2001 compared to a loss of $892,742 in the same period in fiscal 2000, a reduction of $324,446. Again, if this charge is excluded, the decline in net loss would reflect an almost identical reduction in the Company's operating loss by $324,711, from $791,491 in the earlier period to $466,780 in fiscal 2001.

The reduction of these losses is principally attributable to an increase in revenues of $184,063, from $1,736,784 to $1,920,847, and a decrease of $138,109 in operating expenses other than depreciation and amortization. Depreciation and amortization expenses were essentially unchanged between the two periods. The largest decline in operating expenses, excluding the charge related to the issuance of stock, was $86,323 and came in reduced general and administrative expenses in the later period when compared to the earlier period.

The increase in revenues is principally attributable to an increase in tire processing revenues. This increase reflects the Company's additional marketing to tire retailers in Texas, a program that had recently begun in the earlier period.

Liquidity and Capital Resources

The Company's operations have traditionally been funded from operations and borrowings from related parties. Investment Bankers, representatives of which have served on as directors of the Corporation, have also loaned the Company capital.

By the end of fiscal 1998, Holden Energy Corporation, which is owned by Harold
H. Holden, one of the Company's directors and a principal shareholder, had loaned to the Company an aggregate of approximately $9,500,000. At the end of that year, the Safe Tire Disposal Corporation converted that debt to a voting Preferred Stock which cumulated dividends at a 10% annual rate. In May 2001, but effective upon acquisition of Safe Tire Disposal Corp. by the Company, this Preferred Stock was converted into 9,535,000 shares of the Company's Preferred Stock. This Preferred Stock is not voting but has a $0.10 per share cumulative dividend right and contains a liquidation preference that is equal to $1.10 per share plus accumulated but unpaid dividends.

The Company lacks the capital to construct gasification systems to convert tire chips to tire derived fuel and is seeking funding to implement this program. OTC Derivatives & Co. is assisting the company in raising capital for this expansion and also helping to locate potential financial or joint venture partners in Europe.

The balance sheet does not reflect the inventory of tire chips created by the Company since it began the process of converting tires to tire chips. The Company owns 225,231 tons of tire chips.

PART  II - OTHER INFORMATION

Item 5. Other Information.

On February 6, 2001, the Oklahoma Department of Environmental Quality approved an application for authorization to construct and operate a gasification system at the Company's Choctaw, Oklahoma facility using recycled tires. The Company is preparing to submit similar applications in Texas to construct and operate these gasification systems using recycled tires at the Company's Odessa, San Antonio and Midlothian, Texas facilities. This process will allow the Company the ability to recycle large volumes of tires while extracting the most value from them as possible. Another important advantage for the Company is that they will control their market for processed scrap tires unlike the competition that must rely on third parties to purchase the tire product from them. Most states ultimate goal is to recycle all the tires generated and prevent these tires from being disposed in landfills. This process will ensure the Company's ability to meet these goals and at the same time allow the Company to expand their operations, increase scrap tire volumes and extract a greater value from the tires recycled.

On February 19,2001, the Company signed a letter of understanding with OTC Derivatives & Co. S.A., Geneva, Switzerland, to assist the Company in expanding into the European Common Market. Scrap tires in the EU have been addressed by Government mandates. By 2006 tires will be banned from landfills and must be recycled. This mandate presents a great opportunity for the Company by having the ability to recycle large volumes of tire through gasification and the Company's marketing experience in other areas such as civil engineering and supplemental fuels. OTC Derivatives & Co. is assisting the company in raising capital for this expansion and also helping to locate potential financial or joint venture partners in Europe.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit 3(i) - Amended and Restated Articles of Incorporation*
         Exhibit 3(ii) - Amended and Restated Bylaws*

         *        Filed herewith

(b) The following Current Reports on Form 8-K have been filed since December 31, 2000:

         Form 8-K, Item 4, filed on January 16, 2001
         Form 8-K, Item 8, filed on February 20, 2001
         Form 8-K, Item 5, filed on April 23, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities exchange Act of 1934; registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        Integrated Technology Group


Dated: May 18, 2001                     /s/ H. Scott Holden
                                        -----------------------------------
                                        H. Scott Holden, President


                                        /s/ C. Sue Rushing
                                        --------------------------------------
                                        C. Sue Rushing, Treasurer, Comptroller
                                        and Principal Financial Officer