Form 10QSB
period 2001-06-30
INTEGRATED TECHNOLOGY GROUP
filed 2001-08-08
CIK 1068660

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                           Integrated Technology Group
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                             87-0583192
-------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


 301 West Main, Suite 500, Ardmore, Oklahoma                   73401
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (580) 226-0511
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2001: 11,225,000

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                            June 30,                December 31,
                                                                              2001                    2000
                                                                       ----------------          ----------------
                                                                           (Unaudited)              (Audited)
ASSETS

Current assets:
     Cash and cash equivalents                                         $      91,316             $        30,953
     Accounts receivable, net allowance of $40,219                           826,931                     888,429
     Prepaid expenses                                                        182,412                      76,682
     Deposits                                                                 18,500                      17,000
     Deferred taxes                                                           14,881                      14,881
                                                                       -------------             ---------------
     Total current assets                                                  1,134,040                   1,027,945
                                                                       -------------             ---------------

Property, plant and equipment
     Land                                                                    467,040                     467,040
     Buildings and improvements                                            2,552,296                   2,562,146
     Transportation equipment                                              7,783,351                   7,744,122
     Plant equipment                                                      12,797,508                  12,708,050
                                                                       -------------             ---------------
                                                                          23,600,195                  23,481,358
     Less accumulated depreciation                                       (19,023,149)                (18,349,472)
                                                                       -------------             ---------------
     Net property, plant and equipment                                     4,577,046                   5,131,886
                                                                       -------------             ---------------

Other assets
     Long-term advances-related parties                                      681,090                     623,608
     Deferred taxes                                                        4,616,772                   4,616,772
                                                                       -------------             ---------------
                                                                           5,297,862                   5,240,380
                                                                       -------------             ---------------
                                                                       $  11,008,948             $    11,400,211
                                                                       =============             ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $     878,262             $       996,791
     Accounts payable-related party                                        1,189,700                     726,700
     Current installments of long-term debt                                2,519,042                   2,519,042
     Other current liabilities and accrued expenses                          631,095                     404,327
                                                                       -------------             ---------------
     Total current liabilities                                             5,218,099                   4,646,860
                                                                       -------------             ---------------

Long-term debt, excluding current installments                                12,873                      14,778

Stockholders' equity:
     Common stock, $0.001 par value, 20,000,000 shares
        Authorized, 11,225,000 and 11,125,000
        issued and outstanding, respectively                                  11,225                      11,125
     Preferred stock, $0.10 cumulative dividend, $0.01 par value;
        10,000,000 shares authorized, 9,535,000 issued and outstanding        95,350                      95,350
     Additional paid-in capital                                           15,506,271                  15,362,671
     Accumulated deficit                                                  (9,834,870)                 (8,730,573)
                                                                       --------------            ----------------
     Total stockholders' equity                                            5,777,976                   6,738,573
                                                                       -------------             ---------------
                                                                       $  11,008,948             $    11,400,211
                                                                       =============             ===============

    The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                       Three Months ended Six Months Ended
                                              June 30,                                  June 30
                                    ------------------------------         -------------------------------
                                       2001               2000                 2001               2000
                                    -------------    -------------         -------------     -------------
Revenues
     Tire processing revenue        $   1,977,106    $   1,710,028         $   3,652,206     $   3,231,776
     Other revenue                        284,848          243,836               530,595           458,872
                                    -------------    -------------         -------------     -------------

     Total revenues                     2,261,954        1,953,864             4,182,801         3,690,648
                                    -------------    -------------         -------------     -------------

Operating expenses
     Facility                             705,477          688,049             1,326,249         1,358,761
     Transportation                       930,767          981,899             1,838,146         1,891,124
     General and administrative           529,298          609,052             1,193,013         1,215,390
     Depreciation                         334,216          338,000               673,677           680,000
                                    -------------    -------------         -------------     -------------

     Total operating expenses           2,499,758        2,617,000             5,031,085         5,145,275
                                    -------------    -------------         -------------     -------------

     Operating loss                      (237,804)        (663,136)             (848,284)       (1,454,627)

Other income (expenses)
     Interest expense                    (154,809)        (101,995)             (256,638)         (203,256)
     Other                                    312              738                   625               748
                                    -------------    -------------         -------------     -------------

     Loss before income taxes            (392,301)        (764,393)           (1,104,297)       (1,657,135)

Income tax expense                           -                -                     -                 -
                                    -------------    -------------         -------------     -------------

     Net loss                       $    (392,301)   $    (764,393)        $  (1,104,297)    $  (1,657,135)
                                    =============    =============         =============     =============


     Net loss per share
         Basic and diluted               $(0.03)           $(0.08)               $(0.10)           $(0.18)
                                    ===========      ============          =============     =============

     Weighted average
       shares outstanding
       Basic and diluted               11,225,000        9,000,000            11,207,873         9,000,000
                                    =============    =============         =============     =============


















    The accompanying notes are an integral part of these financial statements
                                       2

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)





                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           --------------------------------------
                                                                                2001                     2000
                                                                           ---------------         -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $  (1,104,297)          $   (1,657,135)
     Adjustments to reconcile net loss to net cash provided by
        Operating activities:
            Depreciation and amortization                                        673,677                  680,000
            Stock issued for consulting services                                 143,700                     -
            Changes to assets and liabilities
            related to operating activities
                 Accounts and other receivables                                   61,498                 (125,473)
                 Prepaid expenses, deposits and other assets                    (107,230)                 (90,727)
                 Accounts payable                                               (118,529)                 777,878
                 Other liabilities and accrued expenses                          226,768                   50,871
                                                                           -------------           --------------

            Net cash used in operating activities                               (224,413)                (364,586)
                                                                           --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment                                           (118,837)                (154,009)
     Advances to related party                                                   (57,482)                 (72,094)
                                                                           -------------           --------------

     Net cash used in investing activities                                      (176,319)                (226,103)
                                                                           -------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related parties                                               463,000                  340,000
     Repayment of long-term debt                                                  (1,905)                 (62,791)
                                                                           -------------           --------------

     Net cash provided by financing activities                                   461,095                  277,209
                                                                           -------------           --------------

NET INCREASE (DECREASE) IN CASH                                                   60,363                 (313,480)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                       30,953                  355,669
                                                                           -------------           --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      91,316           $       42,189
                                                                           =============           ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                $         811           $      157,523
                                                                           =============           ==============








    The accompanying notes are an integral part of these financial statements
                                       3

                           INTEGRATED TECHNOLOGY GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Chip Inventory
--------------
The Company has approximately 225,000 tons of tire chips on hand at June 30, 2001. As noted above, the Company receives a fee for collecting, transporting, and shredding waste tires for the states of Oklahoma and Texas. In order to make the tire chips marketable to end users, the Company processes waste tires to a size smaller than required by the states. The Company is currently unable to accurately measure the incremental costs of processing waste tires below the size required by the states. Therefore, the Company does not record the tire chips as inventory on its consolidated balance sheet.

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

Recent Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board has released FAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, FAS 135, Rescission of FASB Statement No. 75 and Technical Corrections, FAS 136, Transfers of Assets to a Not-for-Profit or Charitable Trust That Raises or Holds Contributions for Others, FAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133, FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). The Company believes that the impact of these new standards and bulletins will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

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

General

The Company derives its revenues from two sources. The majority of the revenue is generated from the tire shredding operations in Texas and Oklahoma. These operations convert whole tires to chips. The laws of both Texas and Oklahoma require the purchasers of new tires pay a tire disposal fee. Prior to the beginning of 2000, both Texas and Oklahoma required that dealers charging this fee to forward the fee to state agencies which would then pay various entities such as the company a portion of that fee to dispose of the tires. The Company derived revenues by converting the tires to chips approximately two inches square, and received revenues from the state as compensation for this conversion.

Additional revenue is derived from the sales of the tire chips. The two major markets the company has developed for tire chips are tire derived fuel sales to cement kilns and civil engineering sales for use in Subtitle D landfill cell construction.

The Company has been successful in the marketing of the processed scrap tire chips held in inventory. Since 1990 the Company has collected approximately 27.0 million tires at its Oklahoma facility and has marketed to end users the equivalent of 22.1 million tires in tire chips or 82% of the tires collected. In Texas, since its start up in 1992, the Company has collected 65.2 million tires and has marketed the equivalent of 41.7 million tires in tire chips to end users or 64% of the tires collected. To obtain payment from the State of Texas, the regulatory agency in Texas, the Texas Natural Resource Conservation Commission (TNRCC), would pay provided the chips were utilized in an approved use. From 1992 to 1994 the Company collected approximately 26.2 million tires that were reduced to chips and held in inventory. In the summer of 1995 the TNRCC began to approve various markets, and, as a result of those approvals, the Company, during the period from 1995 to 2000, collected 33.6 million tires and marketed to end users the equivalent of 39.8 million tires in tire chips or 118% of the tires collected in that period. The inventories of tire chips at the Texas facilities have been reduced during this same time period by the equivalent of an 6.2 million tires. The remaining inventories at the Oklahoma and Texas facilities will be used to support the gasification projects planned for those sites.

Effective September 1997, the existing Texas program ceased due to sunset provisions enacted in prior legislation. While dealers still charges a disposal fee, Texas law now requires the dealers to arrange for the disposal of their tires. In Texas, accordingly, the Company now markets its services directly to sellers of new tires. The change permits the Company to receive a greater portion of the fee from dealers than the portion previously received from the state. Also during the period between Septembers, 1997 to 1999 the Company participated with States abandoned waste tire stockpile clean up program. The Company received the majority of the projects due to their ability to market all the converted tires collected from these dumps to a recycling end use. Efforts are underway in Texas to enact legislation that ensures waste tires are directed towards recycling operations through an enforcement program.

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

The Company is preparing similar applications in Texas to construct and operate these gasification systems using recycled tires at the Company's Odessa, San Antonio and Midlothian, Texas facilities.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

The Company incurred a loss of $1,104,297 in the first six months of fiscal 2001 compared to a loss of $1,657,135 in the same period in fiscal 2000. In the first quarter of 2001, the Company issued 100,000 shares of Common Stock in connection with a capital-raising transaction for which the Company charged general and administrative expenses $143,700. Excluding this charge, the Company incurred a loss of $960,597 in the first six months of fiscal 2001 compared to a loss of $1,657,135 in the same period in fiscal 2000, a reduction of $696,538. Again, if this charge is excluded, the Company's operating loss would have declined by $850,043, from $1,454,627 in the earlier period to $604,584 in fiscal 2001.

The reduction of these losses is principally attributable to an increase in revenues of $492,153, from $3,690,648 to $4,182,801, and a decrease of $114,190 in operating expenses. Operating expenses would have declined by $257,890 if the charge for issuing stock is excluded. Depreciation and amortization expenses were essentially unchanged between the two periods but small declines in Facility, Transportation, and General and Administrative expenses caused the decline in operating expenses.

The increase in revenues is principally attributable to an increase in tire processing revenues. This increase reflects the Company's additional marketing to tire retailers in Texas, a program that had recently begun in the earlier period.

In the second quarter of fiscal 2001, revenues increased $308,090 and operating expenses declined $117,242 compared to the second quarter of fiscal 2000, narrowing the operating loss to $237,804 from $663,136 and the net loss to $392,301 from $764,393.

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

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities exchange Act of 1934; registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        Integrated Technology Group


Dated: August 6, 2001                   /s/ H. Scott Holden
                                        -----------------------------------
                                        H. Scott Holden, President


                                        /s/ C. Sue Rushing
                                        ---------------------------------------
                                        C. Sue Rushing, Treasurer, Comptroller
                                        and Principal Financial Officer