Form 10QSB
period 2001-09-30
INTEGRATED TECHNOLOGY GROUP
filed 2001-11-09
CIK 1068660

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 15, 2001: 11,225,000

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                          September 30,                          December 31,
                                                                              2001                    2000
                                                                       ----------------         -----------------
                                                                           (Unaudited)              (Audited)
ASSETS

Current assets:
     Cash and cash equivalents                                         $      89,957             $        30,953
     Accounts receivable, net allowance of $40,219                           862,502                     888,429
     Prepaid expenses                                                        111,817                      76,682
     Deposits                                                                 38,500                      17,000
     Deferred taxes                                                           14,881                      14,881
                                                                       -------------             ---------------
     Total current assets                                                  1,117,657                   1,027,945
                                                                       -------------             ---------------

Property, plant and equipment
     Land                                                                    467,040                     467,040
     Buildings and improvements                                            2,552,296                   2,562,146
     Transportation equipment                                              7,783,351                   7,744,122
     Plant equipment                                                      12,865,055                  12,708,050
                                                                       -------------             ---------------
                                                                          23,667,742                  23,481,358
     Less accumulated depreciation                                       (19,363,329)                (18,349,472)
                                                                       -------------             ---------------
     Net property, plant and equipment                                     4,304,413                   5,131,886
                                                                       -------------             ---------------

Other assets
     Long-term advances-related parties                                      691,590                     623,608
     Deferred taxes                                                        4,616,772                   4,616,772
                                                                       -------------             ---------------
                                                                           5,308,362                   5,240,380
                                                                       -------------             ---------------
                                                                       $  10,730,432             $    11,400,211
                                                                       =============             ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $     812,575             $       996,791
     Accounts payable-related party                                        1,384,700                     726,700
     Current installments of long-term debt                                2,519,042                   2,519,042
     Other current liabilities and accrued expenses                          689,927                     404,327
                                                                       -------------             ---------------
     Total current liabilities                                             5,406,244                   4,646,860
                                                                       -------------             ---------------

Long-term debt, excluding current installments                                11,889                      14,778

Stockholders' equity:
     Common stock, $0.001 par value, 20,000,000 shares
        Authorized, 11,225,000 and 11,125,000
        issued and outstanding, respectively                                  11,225                      11,125
     Preferred stock, $0.10 cumulative dividend, $0.01 par value;
        10,000,000 shares authorized, 9,535,000 issued and outstanding        95,350                      95,350
     Additional paid-in capital                                           15,506,271                  15,362,671
     Accumulated deficit                                                 (10,300,547)                 (8,730,573)
                                                                       --------------            ----------------
     Total stockholders' equity                                            5,312,299                   6,738,573
                                                                       -------------             ---------------
                                                                       $  10,730,432             $    11,400,211
                                                                       =============             ===============


    The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                         Three Months ended                        Nine Months Ended
                                            September 30,                            September 30,
                                    ------------------------------         -------------------------------
                                       2001               2000                 2001               2000
                                    -------------    -------------         -------------     -------------
Revenues
     Tire processing revenue        $   2,073,849    $   2,256,974         $   5,726,055     $   5,488,750
     Other revenue                        348,102          498,104               878,697           956,976
                                    -------------    -------------         -------------     -------------

     Total revenues                     2,421,951        2,755,078             6,604,752         6,445,726
                                    -------------    -------------         -------------     -------------

Operating expenses
     Facility                             785,687          713,315             2,111,936         2,072,076
     Transportation                     1,082,059        1,264,280             2,920,205         3,155,404
     General and administrative           522,180          515,525             1,715,193         1,730,915
     Depreciation                         340,181          228,406             1,013,858           908,406
                                    -------------    -------------         -------------     -------------

     Total operating expenses           2,730,107        2,721,526             7,761,192         7,866,801
                                    -------------    -------------         -------------     -------------

     Operating income (loss)             (308,156)          33,552            (1,156,440)       (1,421,075)

Other income (expenses)
     Interest expense                    (157,617)        (119,421)             (414,255)         (322,677)
     Other                                     96           15,332                   721            16,080
                                    -------------    -------------         -------------     -------------

     Loss before income taxes            (465,677)         (70,537)           (1,569,974)       (1,727,672)

Income tax expense                           -                -                     -                 -
                                    -------------    -------------         -------------     -------------

     Net loss                       $    (465,677)   $     (70,537)        $  (1,569,974)    $  (1,727,672)
                                    =============    =============         ==============    =============


     Net loss per share
         Basic and diluted               $(0.04)           $(0.01)               $(0.14)           $(0.18)
                                    ===========      ============          ============      ============

     Weighted average
       shares outstanding
       Basic and diluted               11,225,000        9,000,000            11,213,645         9,700,000
                                    =============    =============         =============     =============



















    The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)





                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                           --------------------------------------
                                                                                2001                     2000
                                                                           ---------------          -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $  (1,569,974)          $   (1,727,672)
     Adjustments to reconcile net loss to net cash provided by
        Operating activities:
            Depreciation and amortization                                      1,013,858                  908,406
            Gain on sale of assets                                                  -                     (15,000)
            Stock issued for consulting services                                 143,700                     -
            Changes to assets and liabilities related to operating
            activities
                 Accounts and other receivables                                   25,927                 (643,195)
                 Prepaid expenses, deposits and other assets                     (56,635)                 (27,138)
                 Accounts payable                                               (184,216)                 828,635
                 Other liabilities and accrued expenses                          285,600                  185,142
                                                                           -------------           --------------

            Net cash used in operating activities                               (341,740)                (490,822)
                                                                           --------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment                                           (186,385)                (224,802)
     Proceeds on sales of assets                                                    -                      15,000
     Advances to related party                                                   (67,982)                (121,384)
                                                                           -------------           --------------

     Net cash used in investing activities                                      (254,367)                (331,186)
                                                                           -------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from related parties                                               658,000                  702,000
     Repayment of long-term debt                                                  (2,889)                (171,006)
                                                                           -------------           ---------------

     Net cash provided by financing activities                                   655,111                  530,994
                                                                           -------------           --------------

NET INCREASE (DECREASE) IN CASH                                                   59,004                 (291,014)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                       30,953                  355,669
                                                                           -------------           ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      89,957           $       64,655
                                                                           =============           ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                $      36,446           $      188,981
                                                                           =============           ==============









    The accompanying notes are an integral part of these financial statements

                           INTEGRATED TECHNOLOGY GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  NATURE OF OPERATIONS

    Integrated Technologies Group (the "Company") collects and disposes of waste tires. The process involves converting the whole waste tire into shredded chips available for sale as a by-product. The Company owns and operates one processing plant in the state of Oklahoma and four processing plants in the state of Texas. The Company's significant sources of revenues are from the states of Oklahoma and Texas for the collecting and shredding of waste tires. Laws and regulations of the states of Oklahoma and Texas impact the Company's operations and revenues.

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

    Chip Inventory

    The Company has 230,632 tons of tire chips on hand at September 30, 2001. As noted above, the Company receives a fee for collecting, transporting, and shredding waste tires for the states of Oklahoma and Texas. In order to make the tire chips marketable to end users, the Company processes waste tires to a size smaller than required by the states. The Company is currently unable to accurately measure the incremental costs of processing waste tires below the size required by the states. Therefore, the Company does not record the tire chips as inventory on its consolidated balance sheet.

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

The Company has been successful in the marketing of the processed scrap tire chips held in inventory. Since 1990 the Company has collected approximately 30.2 million tires at its Oklahoma facility and has marketed to end users the equivalent of 24.9 million tires in tire chips or 82% of the tires collected. In Texas, since its start up in 1992, the Company has collected 66.8 million tires and has marketed the equivalent of 43.7 million tires in tire chips to end users or 65% of the tires collected. To obtain payment from the State of Texas, the regulatory agency in Texas, the Texas Natural Resource Conservation Commission (TNRCC), would pay provided the chips were utilized in an approved use. From 1992 to 1994 the Company collected approximately 26.2 million tires that were reduced to chips and held in inventory. In the summer of 1995 the TNRCC began to approve various markets, and, as a result of those approvals, the Company, during the period from 1995 to 2000, collected 33.6 million tires and marketed to end users the equivalent of 39.8 million tires in tire chips or 118% of the tires collected in that period. The inventories of tire chips at the Texas facilities have been reduced during this same time period by the equivalent of a
6.2 million tires. The remaining inventories at the Oklahoma and Texas facilities will be used to support the gasification projects planned for those sites.

Effective September 1997, the existing Texas program ceased due to sunset provisions enacted in prior legislation. While dealers still charge a disposal fee, Texas law now requires the dealers to arrange for the disposal of their tires. In Texas, accordingly, the Company now markets its services directly to sellers of new tires. The change permits the Company to receive a greater portion of the fee from dealers than the portion previously received from the state. Also during the period between Septembers, 1997 to 1999 the Company participated with the State's abandoned waste tire stockpile clean up program. The Company received the majority of the projects due to their ability to market all the converted tires collected from these dumps to a recycling end use. Efforts are underway in Texas to enact legislation that ensures waste tires are directed towards recycling operations through an enforcement program.

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

Nine months ended September 30, 2001 compared to the six months ended September 30, 2000

The Company incurred a loss of $1,569,974 in the first nine months of fiscal 2001 compared to a loss of $1,727,672 in the same period in fiscal 2000. In the first quarter of 2001, the Company issued 100,000 shares of Common Stock in connection with a capital-raising transaction for which the Company charged general and administrative expenses $143,700. Excluding this charge, the Company incurred a loss of $1,426,274 in the first nine months of fiscal 2001 compared to a loss of $1,727,672 in the same period in fiscal 2000, a reduction of $301,398. Again, if this charge is excluded, the Company's operating loss would have declined by $408,335, from $1,421,075 in the earlier period to $1,012,740 in the fiscal 2001 period.

The reduction of these losses is principally attributable to an increase in revenues of $159,026, from $6,445,726 to $6,604,752, and a decrease of $105,609 in operating expenses. Operating expenses would have declined by $249,309 if the charge for issuing stock is excluded. An increase in depreciation and amortization expenses increase between the two periods but this increase was offset by declines in Facility, Transportation expenses. General and Administrative expenses were essentially unchanged when the charge for issuance of stock is included.

The increase in revenues is principally attributable to an increase in tire processing revenues. This increase reflects the Company's additional marketing to tire retailers in Texas, a program that had recently begun in the earlier period.

Two developments took place during the third quarter that affected the Company's financial performance. First, a sales tax audit for the years of 1998, 1999,and 2000 resulted in additional taxes of $46,000. Secondly, during the month of September the company experienced an unexpected decline in business resulting from the nation's terrorist attacks.

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

The Company is in negotiations with the holder of a note regarding entering a forbearance agreement relating to the notes repayment. We anticipate conclusion of these negotiations in the fourth quarter of 2001.

The Company has been approved by the Oklahoma Department of Environmental Quality to build a gasification facility at its Choctaw, Oklahoma facility and is presently in negotiations with financial groups in raising the funds to construct the gasification system.

The balance sheet does not reflect the inventory of tire chips created by the Company since it began the process of converting tires to tire chips. The Company owns 230,632 tons of tire chips.

                           PART II - OTHER INFORMATION

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities exchange Act of 1934; registrant has duly caused this report to be signed on its behalf by the undersigned.

                                         Integrated Technology Group


Dated: November 7, 2001                  /s/ H. Scott Holden
                                         -------------------------------------
                                         H. Scott Holden, President


                                         /s/ C. Sue Rushing
                                         -------------------------------------
                                         C. Sue Rushing, Treasurer, Comptroller
                                         and Principal Financial Officer