Form 10KSB
period 2001-12-31
INTEGRATED TECHNOLOGY GROUP
filed 2002-04-01
CIK 1068660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ________

         Commission file number 333-63063

                          Integrated Technology Group
         (State or other jurisdiction of incorporation or organization)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   87-0583192
                       I.R.S. Employer identification No.

301 West Main, Suite 500 Ardmore, OK                         73401
(Address of principal executive offices)                     (Zip code)

Issuer's telephone number: (580) 226-0511

Securities registered under Section 12(b) of the Exchange Act:

                               Title of each class

                                      None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports.Yes X No__

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $8,430,011

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 25, 2002. $1,588,179


State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,243,353

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

                                     PART I

Item 1. Business

Background

      We were formed on May 8, 1998, as a Nevada Corporation and were originally named The Living Card Corporation. The Living Card Corporation created, developed and marketed educational and low-cost "garden" greeting cards. Upon formation, we issued 6,000,000 shares of common stock to our founders, and at the end of June 1999, The Living Card Corporation completed a public offering by selling to the public 2,000,000 shares, of common stock for $0.10 per share, receiving net proceeds of about $168,000 from the offering.

      In early 2000 the management of The Living Card Corporation determined to end the greeting card business and acquire operating assets through the issuance of common stock. In July 2000 the Living Card Corporation entered into an agreement to acquire all of the issued and outstanding shares of Safe Tire Disposal Corp., a Delaware corporation whose subsidiaries were engaged in the tire recycling business in Texas and Okalahoma. That agreement reduced the number of shares originally issued to the founders to 100,000, issued 9,000,000 common shares to the owners of the Delaware Corporation, and issued 25,000 shares to a finder for the transaction. In June 2000 we changed our name to Integrated Technology Group.

      The original agreement required the acquisition of all of the capital stock of the Delaware Corporation but omitted acquisition of the Delaware Corporation's preferred stock. In May 2001 we amended our Articles of Incorporation and exchanged, on a share for share basis, 9,535,000 shares of the Delaware Corporation's preferred stock for the same number of shares of our preferred stock. Our preferred stock and the preferred stock we acquired have identical terms except that our preferred stock has a liquidation preference of $1.10 per share compared to a liquidation preference of $1.00 per share of the Delaware Corporation and our preferred stock is non-voting. Our preferred stock is entitled to receive an annual cumulative dividend of $0.10 per share.

The Problem

      The Environmental Protection Agency estimates that approximately 280,000,000 scrap tires are produced in the United States annually. An estimated 25,000,000 of these scrap tires are produced annually in Texas and Oklahoma. There are estimates that there are one billion scrap tires in various illegal dumps throughout the United States.

      Tires are a complex composite of wire, fabric and numerous compounds. The components are mixed, extruded and assembled into the tire that is cured. The curing process, vulcanization, chemically combines the sulfur, small amounts of natural rubber and petroleum based hydrocarbon compounds, a process that is irreversible which prevents the recycling of large quantities of scrap tires back into products for tire manufacturing.

      Tires have a high BTU, or British Thermal Unit, content. There are estimates that scrap tires annually produced in the United States represent the

BTU equivalent of 15,000,000 barrels of oil with the annual equivalent global BTU of 59,000,000 barrels of oil. Cement kilns and paper pulp mills use a significant percentage of scrap tires as a fuel supplement. Cement kilns in Texas, for example, consume approximately 24% of the whole scrap tires annually generated.

      Whole scrap tires that are not recycled present a number of problems. They do not compress well, creating void spaces in a pile. The pile of tires draws heat, collects water and can act as an incubator for mosquito larva. There are studies that indicate that mosquitoes will generate 4,000 times faster in a whole tire pile than in a natural habitat. With the proliferation of mosquitoes comes mosquito borne illnesses such as dengue fever, encephalitis and the White Nile virus. Piles of scrap tires also attract rats, snakes and other vermin. If a pile catches fire, the tire's high BTU content coupled with the thermal effect of drawing air through the void spaces makes the fires extremely difficult to extinguish.

      The tire's lack of compression also exacerbates using whole tires in landfills. Organic waste in landfills decomposes into methane that becomes trapped in the whole scrap tire and causes them to "float" through the landfill and break through the landfill's surface.

      Shredding a tire to chips no larger than 2 1/2 inches a side reduces the voids that occur in stacks of whole scrap tires. Insects and vermin are less likely to breed, fires are less treacherous and shredded scrap tires can be used as landfill as well as a fuel supplement to coal. Nonetheless, fires from shredded scrap tires can also create difficult problems stemming from the high BTU content of a scrap tire. The uses for shredded scrap tires are in civil engineering projects, tire derived fuel and crumb rubber production. In civil engineering projects shredded scrap tires are used for land fill or embankments or material for retaining walls but compete with rock, sand and gravel, materials that have a cost advantage over shredded scrap tires. Crumb rubber is used to make a variety of mats and as an asphalt supplement, but converting shredded tire chips to crumb rubber, a product in which all steel must be removed, is expensive, making the products less competitive with other materials that would be used in competitive applications. As a tire derived fuel, shredded scrap tire's high BTU content and ease of handling make the product attractive, but it is used primarily as a fuel supplement, costing more than coal used in the cement, paper pulp and utility industries.

      With the ability to shred large volumes of tires and convert these large volumes of shredded scrap tires into common useful products, we believe that our gasification offers an economically workable solution to the recycling of scrap tires.

Shredding Operations

      Presently, we derive most of our revenues from fees paid by the dealers in Texas and by the State of Oklahoma. Both the Oklahoma and Texas operations began under legislation designed to recycle used tires. These programs required sellers of tires to collect a fee for the tire's disposal and remit the fee to the state. The state used this fee to pay us. The Oklahoma program paid $37.50 per ton for transporting the tires and $53.48 per ton to shred the tires. The Texas program ended in 1997 and now requires tire dealers to recycle the tires, and since that time, our efforts in Texas have been directed to increase tire collections directly from dealers.

      Our subsidiaries were formed to conduct tire recycling operations in Oklahoma and Texas. The Oklahoma operations began in 1990, and the Texas operations began in 1992. In both states, we gather scrap tires from throughout each state and shred them into chips. We presently operate one tire shredding plant in Oklahoma and three tire shredding plants in Texas. The Oklahoma shredding facility is located in Choctaw, Oklahoma, near Oklahoma City. The Texas shredding facilities are located in San Antonio, Odessa and Midlothian, near Dallas/Fort Worth. We also have a gathering facility located in Cleveland, Texas which is near Houston.

      Each of our scrap tire operations is capable of shredding 2,000 tires each hour. The tires are passed through three shredders while being sprayed with water which cleans the tires and acts as a lubricant. The first shredder breaks the tires into long strips and chunks. Conveyors move the long strips and chunks to the second shredder which reduces them to chunks anywhere from 3 inches to 8 inches in diameter. The third shredder than reduces these chunks further into chunks that a two to four inches in diameter. After the third shredder is finished, the chips are passed to a rotary trommel in which chips less than 2 1/2 inches in diameter drop through and are conveyed out of the facility for storage. Larger chips are passed back through the third shredder until they are reduced to 2 1/2 inches or smaller.

      These operations require a large capital investment. Each plant requires the construction of a large system of conveyors and shredders. The shredders are sophisticated metallurgically, required to shred tires with steel embedded in a material designed not to decompose in a multitude of circumstances and temperatures and in a variety of sizes. We also invest significant amounts in trucks and trailers used to gather tires through Oklahoma and Texas. All of the equipment requires extensive maintenance.

      We have been successful in marketing scrap tire chips held in inventory. Since 1990 we have collected approximately 30.2 million tires at our Oklahoma facility and have marketed to end users the equivalent of 24.9 million tires in tire chips or 82% of the tires collected. In Texas, since our start up in 1992, we have collected 66.8 million tires and have marketed the equivalent of 43.7 million tires in tire chips to end users or 65% of the tires collected. To obtain payment from the State of Texas, the regulatory agency in Texas, the Texas Natural Resource Conservation Commission (TNRCC), would pay provided the chips were utilized in an approved use. From 1992 to 1994 we collected approximately 26.2 million tires that were reduced to chips and held in inventory. In the summer of 1995 the TNRCC began to approve various markets, and, as a result of those approvals, during the period from 1995 to 2000, we collected 33.6 million tires and marketed to end users the equivalent of 39.8 million tires in tire chips or 118% of the tires collected in that period. The inventories of tire chips at the Texas facilities have been reduced during this same time period by the equivalent of a 6.2 million tires. We will use the remaining inventories at the Oklahoma and Texas facilities to support the gasification projects planned for those sites.

      The most common uses for the tire chips we sell are as a fuel supplement to cement kilns and as a leacheate for landfills. As a leachate, scrap tires spread over the base soil and form a base for the land fill. The shredded scrap tires are lighter and do not deteriorate as other landfill leachates such as sand or gravel. Accordingly, landfills often prefer shredded scrap tires over competitive products but shredded scrap tires cost more. We can sell shredded scrap tires as a leachate for more than as a fuel supplement, but landfill projects depend upon a lengthy bidding process with uneven revenues.

Gasification Process

      The purpose of our gasification process is to recover a tire's constituent parts that have a market in a manner that causes minimal environmental consequences. We have developed a process that extracts gas, oil, steel, carbon and fiber, approximately 98% of the materials in a tire. We believe that our process will convert a ton of shredded scrap tires into 2.5 barrels of oil, 500 pounds of carbon black and 300 pounds of steel. The process, if successful, would increase revenues from the sale of shredded scrap tires six fold and increase profit three fold when compared to selling the chips to kilns. We believe that this process will cause negligible environmental consequences.

      The process is a variation on remediation technology in which an inert contaminated product such as soil has oil and other contaminants removed. This process heats the shredded scrap tires in an oxygen deprived vacuum and condenses the resulting hydrocarbon vapors. Related processes have succeeded in recovering similar products, but unlike our proprietary process, these processes have not yielded oil and carbon black that are of a commercial grade. Many of them have also lacked the ability to process large volumes of tire chips.

      We have built an engineering model of our process and have successfully tested the products produced by it to determine the quality of those products, the capacity of the system and the environmental consequences. Our engineering model is essentially a modified version of soil remediation system. The discharge of material into the air is significantly below any standard that would require a permit for our system to operate.

      In October 2000 we submitted an application to the Oklahoma Department of Environmental Quality to obtain a permit to construct a plant in Choctaw, Oklahoma next to our tire shredding operation. In February 2001, that department determined that the emissions from such a facility were sufficiently small so that construction and operating permits would not be required. We have been seeking to finance construction of that facility since that time.

      The Company is in the process of acquiring the gasification technology and patents from affiliates of its principals without additional consideration.

Governmental Regulation

      We began operations in Oklahoma in 1990 under legislation that required those generating scrap tires, essentially retail tire sellers, to collect a fee for the disposal of scrap tires. The state then paid those shredding tires to transport and shred them. Under this program, which remains in effect, we receive $37.50 per ton for transportation and $53.48 per ton for shredding tires.

      In 1992 we began operations in Texas under a similar program. This program was ended in 1997, but we made up the short fall in revenue by contracting with the state to clean up various illegal tire dumps. These contracts ended in 1999. With the ending of the state program in 1997, Texas enacted legislation that prohibits the storage of more than 500 tires and requires these tires to be shredded, split or quartered when they are stored. These storage facilities must obtain a permit from the State of Texas and those generating scrap tires, essentially retail dealers, must maintain manifest records that establish the proper disposal of tires. Accordingly, in Texas retailers typically charge a disposal fee and various entities licensed to store tires compete to dispose of the tires.

Joint Venture

      We have entered into a joint venture agreement with PT. Perkas Heavyndo Engineering (Texmaco Group) to provide industrial equipment and machinery manufacturing for heavy fabrication and machining in connection with our gasification project. This entity will provide to us exclusively for a period of ten years, subject to a three month cancellation, the equipment necessary for us to produce equipment for the gasification project.

Competition

      There has been a significant amount of effort expended in efforts to recycle scrap tires, including a number of government initiatives. In Texas, 28 firms registered scrap tire processing facilities, but after the lapse of legislation supporting scrap tire recycling, the number reduced to two. Despite this effort, we are unaware of any program that successfully disposes of all scrap tires.

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

Employees

      On March 15, 2002 the Company employed 101 people. Of these people, 86 were engaged in tire gathering and shredding operations. The others were engaged in management and administrative positions.

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

Oklahoma Property

         Choctaw, Oklahoma - Approximately fifteen acres, which contains a processing plant of 10,000 square feet, a shop building of 9,200 square feet and an office building of 2,000 square feet. The land lease agreement provides for five successive five-year renewal options, each with increased annual lease payments, and options to purchase the leased land.

         There is a mortgage, which carries a lien on the building in Choctaw.

Item 3. Legal Proceedings.

         From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not a party to any such legal proceedings, the adverse outcome of which, individually or taken together with all other legal proceedings, is expected to have a material adverse effect on our prospects, financial condition or result of operations.

Item 4. Submission of Matters to Vote of Security Holders

None

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

2000                               Ask                            Bid
                          High           Low             High          Low

First Quarter             0.10         0.10             -             -
Second Quarter            4.875        0.10             6.875         5.03125
Third Quarter             5.875        2.625            6.00          3.00
Fourth Quarter            4.00         5.3125           4.375         0.625

2001                               Ask                            Bid
                          High           Low             High          Low

First Quarter             2.50         0.52             2.5625        0.65625
Second Quarter            1.38         0.65             1.50          0.90
Third Quarter             1.42         0.59             1.50          0.68
Fourth Quarter            1.08         0.55             1.15          0.65



      As of December 31, 2001, there were approximately 50 holders of record of the Company's common stock, according to the records provided by the transfer agent.

      In July 2000, the Company agreed to issue 9,000,000 shares of Common Stock to two affiliates of principals of Safe Tire Disposal Corporation and an additional 25,000 shares to the registrant's counsel. The issuance of these shares were exempt from registration under Section 5 of the Securities Act of 1933 pursuant to the exemption provided in Section 4(2) of that act.

      In January 2001, the Company issued 100,000 shares of Common Stock to an advisor to the Company. The issuance of these shares were exempt from registration under Section 5 of the Securities Act of 1933 pursuant to the exemption provided in Section 4(2) of that act.

      In May 2001, the Company issued 9,535,000 shares of Preferred Stock to Holden Energy Corporation. The issuance of these shares were exempt from registration under Section 5 of the Securities Act of 1933 pursuant to the exemption provided in Section 4(2) of that act.

      In January 2002, the Company issued 18,353 shares of Common Stock to a consultant. In May 2001 the Company issued 9,535,000 shares of Preferred Stock to Holden Energy Corporation. The issuance of these shares were exempt from registration under Section 5 of the Securities Act of 1933 pursuant to the exemption provided in Section 4(2) of that act.

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

Fiscal Year Ended December 31, 2001, compared to Fiscal Year Ended December 31, 2000

         The Company's pre-tax losses in fiscal 2001 and fiscal 2000 were essentially identical, $2,347,932 compared to $2,361,690, respectively. After tax losses in the respective periods were $2,485,159 and $353,261 with the fiscal 2000 period reflecting a deferred tax benefit of approximately $2,000,000.

         Revenues declined in 2001 about 6% from the previous year, largely because of declining revenues from the sale of chip. This decline is attributed to the fact that we reduced sales of scrap tire chips until late in the fourth quarter when we entered into a contract for a landfill. Our revenues from tire processing were unchanged between the years, $7,362,177 in fiscal 2001 compared to $7,323,492 in fiscal 2000. Although we made an increased effort to increase revenues throughout fiscal 2001, an effort that produced some results in the earlier part of the year, revenues slowed after the events of September 11.

         Operating expenses decreased in 2001 when compared to 2000 reflecting management's commitment to control costs with declining revenues as well as declining transportation costs, principally due to favorable fuel prices throughout fiscal 2001. General and administrative costs declined about 20%, to approximately 2,000,000 from 2,500,000 and this decline included an expense of about $150,000 incurred in the first quarter of 2001 relating to the issuance of 100,000 shares of stock.

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

      The Company has accrued $2,515,145 as current maturities for long-term debt as part of a note that matured April, 1998 and for which the Company initially obtained a forbearance which extended through April 2001. The Company is presently negotiating with the holder of that note for another forbearance.

      On February 27, 2002, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Brighton Opportunity Fund, L.P. ("Brighton"), in connection with a private equity line financing transaction pursuant to which the Company shall offer and sell to Brighton up to $10,000,000 of the Company's Common Stock over a period of up to two years (the "Financing"). As a condition to Brighton's obligation to make purchases under the Purchase Agreement, the Common Stock to be offered and sold to Brighton must be registered in an effective registration statement with the Securities and Exchange Commission.

      Pursuant to the Purchase Agreement, the Company has the right to require Brighton to purchase a minimum of $50,000 and a maximum of $250,000 our Common Stock, during any 22 trading days, subject to our right to terminate the Purchase Agreement at any time. Notwithstanding the foregoing Brighton is not obligated to purchase more than 10% of the total dollar trading volume in any month.

      Under the Purchase Agreement, the purchase price per share is equal to 90% of the lowest bid price of the Company's Common Stock for the ten days immediately prior to the date the Company notifies Brighton to purchase shares of the Company's Common Stock. Notwithstanding the foregoing Brighton shall not be obligated to purchase our Common Stock if they would own more than 4.9% for Common Stock.

      Simultaneously with the execution of the Purchase Agreement, we borrowed $300,000 from Brighton pursuant to a convertible note agreement. This note was secured by 1,300,000 shares of Common Stock pledged by one of our principal stockholders. We also paid a commitment fee of $100,000 for the equity line of credit.

      The purpose of the equity line of credit is to fund the construction of the Company's gasification project.

Item 7. Financial Statements.

      The response to this item is submitted as a separate section of this Form 10-K. See "Item 13. Exhibits, Financial Statements and Reports on Form 8-K."

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable

                                                       PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The following table sets forth certain information regarding the Company's directors and executive officers.

      Name           Age    Position

H. Scott Holden      45     Director, President and Chief Executive Officer

C. Sue Rushing       41     Director, Secretary/Treasurer and Comptroller

Harold H. Holden     67     Director

      Each of the above was appointed as a director and officer of the Company on July 29, 2000. H. Scott Holden is the son of Harold H. Holden

H. Scott Holden, President and Chief Executive Officer, age 45. Mr. Holden is primarily responsible for all strategic and financial decisions affecting all phases of Safe Tire's business. Additionally, he oversees regulatory, governmental and legislative affairs. Mr. Holden designed and oversaw construction of the Oklahoma and Texas facilities and is singularly responsible for originating many of the design improvements. On a daily basis, he oversees operations of the Company ranging from tire collection, processing and end use marketing activities to preparation of internal financial information and regulatory compliance.

C. Sue Rushing, Comptroller, age 41. Ms. Rushing is responsible for all internal financial reporting functions. Prior to joining the Company in February 1990, Ms. Rushing was the Financial Manager and Comptroller of the Dornick Hills Golf and Country Club, Ardmore, Oklahoma. Ms. Rushing has a Bachelor of Science Degree in Accounting from Southeastern Oklahoma State University, Durant, Oklahoma.

Harold H. Holden, Advisor to the Board, age 67. He currently serves as Chairman of the Board, President, and Chief Executive Officer of Holden Energy Corporation, an independent oil and gas company. HEC was established in 1977 and presently operates in the Mid-Continent area of the United States. HEC has developed significant reserves and has an established record in the energy exploration field. HEC also has 100% owned trucking, transporting, and supply company subsidiaries. Mr. Holden serves in an advisory and consultant capacity to the Company. He is a graduate of Texas A&M-Kingsville, Kingsville, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance.

      In connection with the acquisition of Safe Tire Disposal Corporation in June 2000, the Company appointed new directors and officers, none of which have filed as of the date hereof the filings required pursuant to Section 16 of the Securities Exchange Act. These are anticipated to be filed in May, 2002.

Item 10. Executive Compensation.

      The following table sets forth the compensation paid to the Company's Executive Officers. For services rendered to the Company in all capacities for the fiscal years ended December 31, 2001.

Summary Compensation Table

      Name and                Fiscal Year        Annual Compensation   All Other
Principal Position            Compensation    Salary       Bonus

H. Scott Holden, President    2001            $349,920     -           -
                              2000             373,640     -           -
                              1999             466,800     -           -

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership as of March 15, 2002, of the Common stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock and by each Selling Shareholder, (b) each director of the Company, (c) each Named Executive Officer, and (d) as directors and executive officers of the Company as a group. Unless otherwise noted, each beneficial owner named below has sole investment and voting power with respect to the Common Stock shown below as beneficially owned by him.

Name of                               Number of                        Percent
Beneficial Owner                      Shares Owned                     Owned

H. Scott Holden, 1993 Trust           4,400,000                         39.1%

Harold H. Holden, 1985 Trust          4,400,000                         39.1%

Officers and Directors as a Group     9,000,000                         78.3%

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

      At December 31, 1999, the Company advanced Rubber Recycling Resources $343,060 for working capital purposes and an additional $59,540 in fiscal 2000 for the same purposes. Rubber Recycling Resources conducts research and development activities involving civil engineering applications of tire chips such as telephone poles and railroad cross arms. At December 31, 2001, Rubber Recycling Resources owed the Company $413,083.

      In fiscal years 2000 and 2001, the Company advanced $54,800 $33,000, respectively, to Recycled Energy, L.L.C. for working capital purposes. At December 31, 2001, Recycled Energy, L.L.C. owed the Company $87,000. Recycled Energy, L.L.C. owns the rights to the tire gasification process. See "Item 1. - Business."

      In fiscal years 2000 and 2001, the Company advanced $65,375 and $49,000, respectively to Safe Tire Recycling relating to costs to develop joint ventures in Europe for various projects using recycled tires. At the end of fiscal 2001, Safe Tire Recycling owed the Company $215,207.

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

      The Holdens have advanced to the Company working capital at various times. At December 31, 2001, the Company owed the Holdens or their affiliates a total of $980,200.

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

ITEM 13.  EXHIBITS AND REPORTS ON  FORM 8-K


Exhibits, financial statements and reports

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  SEC Ref.  Title of Document Page.

2.01 *   2        Articles of Incorporation, as amended
2.02 *   2        By-Laws

      * Previously filed with the Securities and Exchange Commission on September 8, 1998, as part of the Company's initial filing on Form SB-1


Reports on Form 8-K:

None

                           INTEGRATED TECHNOLOGY GROUP
                                AND SUBSIDIARIES



                                    CONTENTS


                                                                      Page

INDEPENDENT AUDITOR'S REPORT                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEET                                         F-2

   CONSOLIDATED STATEMENTS OF OPERATIONS                              F-3

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    F-4

   CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-6 - F-10

Independent Auditor's Report


The Board of Directors and Stockholders
Integrated Technology Group (Successor to Safe Tire Disposal Corp.)

We have audited the accompanying consolidated balance sheet of Integrated Technology Group and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Technology Group and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



Lane Gorman Trubitt, L.L.P.


Dallas, Texas
January 25, 2002

                  Integrated Technology Group and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                    $          18,905
   Accounts receivable, net of allowance of $40,219                                       636,460
   Prepaid expenses                                                                        77,864
   Deposits                                                                                38,500
   Deferred taxes                                                                          16,690
                                                                                -----------------
     Total current assets                                                                 788,419
                                                                                -----------------
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                   467,040
   Buildings and improvements                                                           2,562,146
   Transportation equipment                                                             7,744,122
   Plant equipment                                                                     12,953,496
                                                                                -----------------
                                                                                       23,726,804
   Less accumulated depreciation                                                      (19,752,063)
                                                                                -----------------
     Net property, plant and equipment                                                  3,974,741
                                                                                -----------------
OTHER ASSETS
   Long-term advances - related party                                                     716,090
   Deferred taxes                                                                       4,477,736
                                                                                -----------------
                                                                                        5,193,826
                                                                                -----------------
                                                                                $       9,956,986
                                                                                =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                         $       2,519,408
   Accounts payable - related party                                                     1,455,200
   Accounts payable                                                                       944,293
   Accrued interest                                                                       463,030
   Other current liabilities and accrued expenses                                         167,426
                                                                                -----------------
     Total current liabilities                                                          5,549,357
                                                                                -----------------
LONG-TERM DEBT, less current maturities                                                    10,515

CONTINGENCIES                                                                                 -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value; 20,000,000 shares authorized,
     11,225,000 issued and outstanding                                                     11,225
   Preferred, $0.10 cumulative dividend, $.01 par value; 10,000,000
     shares authorized, 9,535,000 issued and outstanding                                   95,350
   Additional paid-in capital                                                          15,506,271
   Accumulated deficit                                                                (11,215,732)
                                                                                -----------------
     Total stockholders' equity                                                         4,397,114
                                                                                -----------------
                                                                                $       9,956,986
                                                                                =================



The accompanying notes are an integral part of these statements.
                                      F-2

                  Integrated Technology Group and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,

                                                                              2001                      2000
Revenues
   Tire processing revenue                                             $   7,362,177             $   7,323,492
   Other revenue                                                           1,067,834                 1,624,388
                                                                       -------------             -------------
     Total revenues                                                        8,430,011                 8,947,880
                                                                       -------------             -------------
Operating expenses
   Facility and processing                                                 2,884,644                 2,804,786
   Transportation                                                          3,945,021                 4,237,013
   General and administrative                                              2,035,900                 2,535,477
   Depreciation and amortization                                           1,402,591                 1,280,575
                                                                       -------------             -------------
     Total operating expenses                                             10,268,156                10,857,851
                                                                       -------------             -------------
     Operating loss                                                       (1,838,145)               (1,909,971)

Other income (expenses)
   Interest expense                                                         (510,535)                 (468,084)
   Interest income                                                               748                     1,365
   Gain on sale of assets                                                         -                     15,000
     Loss before income taxes                                             (2,347,932)               (2,361,690)

Deferred tax (expense) benefit                                              (137,227)                2,008,429

     Net loss                                                          $  (2,485,159)            $    (353,261)
                                                                       =============             =============
Basic loss per common share                                            $       (0.31)            $       (0.13)
                                                                       =============             =============
Weighted average shares                                                   11,216,667                10,054,167
                                                                       =============             =============



















The accompanying notes are an integral part of these statements.
                                      F-3

                  Integrated Technology Group and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2001 and 2000

                                                                                 Additional                      Total
                                      Common Stock            Preferred Stock     Paid-in       Accumulated    Stockholders'
                                   Shares     Amount         Shares   Amount      Capital       Deficit        Equity
                                  ------------------         ----------------   -----------     ------------   ------------


Balance, December 31, 1999             1,000  $ 1,000    9,535,000  $95,350    $15,372,796     $(8,377,312)    $7,091,834

Safe Tire Corporation Merger
11,124,000 shares                 11,124,000   10,125           -        -         (10,125)             -              -

Net loss                                  -        -            -        -              -         (353,261)      (353,261)
                                  ----------  -------    ---------  -------    -----------     -----------     ----------
Balance, December 31, 2000        11,125,000   11,125    9,535,000   95,350     15,362,671      (8,730,573)     6,738,573

Shares issued for services
100,000 shares                       100,000      100           -        -         143,600              -         143,700

Net loss                                  -        -            -        -              -       (2,485,159)    (2,485,159)
                                  ----------  -------    ---------  -------    ----------     ------------     ----------
Balance, December 31, 2001        11,225,000  $11,225    9,535,000  $95,350    $15,506,271    $(11,215,732)    $4,397,114
                                  ==========  =======    =========  =======    ===========    ============     ==========






















The accompanying notes are an integral part of these statements.

                  Integrated Technology Group and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,

                                                                                      2001                2000
                                                                                      ----                ----
Cash flows from operating activities:
   Net loss                                                                       $  (2,485,159)     $     (353,261)
   Adjustments to reconcile net loss to net cash used by operating activities
     Common stock issued for services                                                   143,700                  -
     Depreciation and amortization                                                    1,402,591           1,280,575
     Gain on sale of assets                                                                  -              (15,000)
     Deferred income taxes                                                              137,227          (2,008,429)
     Change in assets and liabilities
       Accounts and other receivables                                                   251,969            (176,775)
       Prepaid expenses, deposits and other assets                                      (22,682)            239,840
       Accounts payable                                                                 (52,498)            630,318
       Other liabilities and accrued expenses                                           226,129             (31,804)
                                                                                  -------------      --------------
         Net cash used by operating activities                                         (398,723)           (434,536)
                                                                                  -------------      --------------
Cash flows from investing activities:
   Purchases of plant and equipment                                                    (245,446)           (280,167)
   Proceeds on sales of assets                                                               -               15,000
   Advances to related parties                                                          (92,482)                 -
                                                                                  -------------      --------------
         Net cash used by investing activities                                         (337,928)           (265,167)
                                                                                  -------------      --------------
Cash flows from financing activities:
   Advances from related parties                                                        728,500             726,700
   Repayment of advances from related parties                                                -             (179,715)
   Repayment of long-term debt                                                           (3,897)           (171,998)
                                                                                  -------------      --------------
         Net cash provided by financing activities                                      724,603             374,987
                                                                                  -------------      --------------
Net decrease in cash and cash equivalents                                               (12,048)           (324,716)

Cash and cash equivalents at beginning of year                                           30,953             355,669
                                                                                  -------------      --------------
Cash and cash equivalents at end of year                                          $      18,905      $       30,953
                                                                                  =============      ==============
Supplemental cash flow information:
   Cash paid for interest                                                         $     205,755      $      362,576
                                                                                  =============      ==============











The accompanying notes are an integral part of these statements.

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

Merger

On July 10, 2000, Integrated Technology Group, Inc. purchased all the assets of Safe Tire Disposal Corp. and Subsidiaries (STDC) by issuing 9,000,000 shares of its $0.001 par value common stock to the shareholders of STDC in exchange for all the outstanding shares of STDC. The merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Prior to this merger, Integrated Technology Group, Inc. (formerly Living Card Company, Inc.) was a dormant publicly traded shell company with no material financial activity. The consolidated financial statements of the Company include the results of operations and cash flows of STDC for the period January 1, 2000 to July 10, 2000, the effective date of the merger. The financial position and results of operations of the predecessor company are immaterial and have not been included in the consolidation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Values of Financial Instruments

Fair values of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has released FAS 141, "Business Combinations," FAS 142, "Goodwill and Other Intangible Assets," FAS 143, "Accounting for Asset Retirement Obligations," and FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company believes that the impact of these new standards will not have a material effect on the Company's consolidated financial position, results of operations or disclosures.

Revenue Recognition

The Company recognizes revenue at the time of waste tire collection or at the time shredded tire chips are sold.

                  Integrated Technology Group and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-lived assets are periodically reviewed for impairment based on an assessment of future operations. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Measurement of an impairment loss is based on the fair market value of the asset.

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

Chip Inventory

The Company has approximately 218,000 and 228,000 tons of tire chips on hand at December 31, 2001 and 2000, respectively. As noted above, the Company receives a fee for collecting, transporting, and shredding waste tires for the states of Oklahoma and Texas. In order to make the tire chips marketable to end users, the Company processes waste tires to a size smaller than required by the states. The Company is currently unable to accurately measure the incremental costs of processing waste tires below the size required by the states. Therefore, the Company does not record the tire chips as inventory on its consolidated balance sheet.

Advertising and Marketing

Advertising and marketing costs are expenses as incurred. Advertising expense totaled $11,375 and $8,081 for the years ended December 31, 2001 and 2000, respectively.

Per Share Information

Per share information is based on the weighted average number of common stock and common stock equivalent shares outstanding. Only basic earnings per share are shown, as there are no dilutive items.

                  Integrated Technology Group and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       LONG-TERM DEBT

Long-term debt of the Company consists of the following at December 31, 2001:

       Note payable to bank purchased by an investment company and is due on demand.  Note matured April 1, 1998.  Interest rate is prime rate plus 5% (9.75% at December 31, 2001).  The note is
         collateralized by the assets of the Company.                                            $         2,515,145

       Borrowing under financing agreement for property acquisition, payable in monthly installments of $453, including interest of 9%, through
         February 1, 2005.  The borrowing is secured by a deed of trust.                                      14,778
                                                                                                 -------------------
                                                                                                           2,529,923
       Less current installments of long-term debt                                                        (2,519,408)
                                                                                                 -------------------
                                                                                                 $            10,515
                                                                                         ===================

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001 are as follows: 2002, $2,519,408; 2003, $4,662; 2004,
$4,958; 2005, $895 and 2006, $0.

4.       INCOME TAXES

The components of the deferred tax assets and liabilities at December 31, 2001, are as follows:

         Deferred tax assets - tax effect of:
              Allowance for doubtful accounts                                                    $            14,881
              Charitable contributions carryforward                                                            1,809
              Net operating loss carryforward                                                              5,794,904
                                                                                                 -------------------
                  Total gross deferred tax assets                                                          5,811,594
              Less valuation allowance                                                                      (990,409)
                                                                                                 -------------------
                  Net deferred tax assets                                                                  4,821,185
         Deferred tax liabilities - tax effect of:
              Property, plant, and equipment                                                                (326,757)
                                                                                                 -------------------
                  Total deferred tax liabilities                                                            (326,757)
                                                                                                 -------------------
                  Net deferred tax asset/liability                                               $         4,494,426
                                                                                                 ===================

The net change in the total valuation allowance for deferred tax assets as of December 31, 2001 was $990,409. There was no change in the valuation allowance for the year ended December 31, 2000. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $15,700,000, which are available to offset future federal taxable income generated, if any. The carryforwards expire as follows: $227,000 in 2008; $1,755,000 in 2009, $3,644,000 in 2010, $3,425,000
in 2011, $1,572,000 in 2017, $1,502,000 in 2018, $2,038,000 in 2020 and
$1,537,000 in 2021.

                  Integrated Technology Group and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       DEFINED CONTRIBUTION PLAN

Employees of the Company participate in a group defined contribution 401(k) plan sponsored by STDC. All full-time employees are eligible to participate on the first plan entry date after six months of service with the Company and attaining 21 years of age. The Company may make contributions from its pre-tax profits. There were no Company contributions for the years ended December 31, 2001 and 2000.

6.       PREFERRED STOCK

The Company has 9,535,000 shares of non-voting, cumulative preferred stock with a 10% dividend rate issued and outstanding at December 31, 2001. Upon voluntary or involuntary dissolution of the Company, the assets of the Company available for dissolution are distributed first to preferred shareholders in an amount equal to all unpaid declared, accumulated dividends, if any, without interest, then to preferred shareholders in an amount equal to $1.10 per share. Thereafter, the remaining assets of the Company available for distribution are distributed among and paid to common shareholders. Preferred stock may be redeemed in whole or in part at the option of the Company at $1.10 per share plus any accrued and unpaid dividends, whether or not declared. Dividends in arrears at December 31, 2001 total $2,860,500.

7.       RELATED PARTY TRANSACTIONS

Included in other assets, long-term receivables at December 31, 2001 are advances to the following companies who are related through common ownership by officers of the Company. The advances are interest free and have no associated repayment schedule. No repayments have been made as of December 31, 2001.

       Rubber Recycling Resources                   $       413,083
       Safe Tire Recycling                                  215,207
       Recycled Energy, L.L.C.                               87,800
                                                    ---------------
                                                    $       716,090
                                                    ===============

Included in accounts payable - related parties at December 31, 2001 are advances from various stockholders of the Company totaling $1,429,200 and advances from Southstar, Inc., related through common ownership by officers of the Company, totaling $26,000.

8.       LEASE COMMITMENTS

The Company leases land and transportation equipment under operating leases. The land lease agreement provides for five successive five-year renewal options, each with increased annual lease payments, and options to purchase the leased land. Transportation equipment leases are cancelable at any time. Rental expense for all operating leases approximated $628,000 and $469,500 for the years ended December 31, 2001 and 2000, respectively.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001, are:

           Year ending December 31:

                   2002                             $         2,000
                   2003                                       2,000
                   2004                                       4,000
                   2005                                       4,000
                   2006                                       4,000
                                                    ---------------

          Total minimum lease payments              $        16,000
                                                    ===============

                  Integrated Technology Group and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       LETTERS OF CREDIT

As of December 31, 2001, the Company was contingently liable for outstanding letters of credit totaling approximately $245,000. The letters of credit expire during 2002.

10.      LOSS PER SHARE

Loss per share information contained in the consolidated statement of operations is calculated as follows for the years ended December 31,:
                                                                                       2001                  2000
                                                                                ----------------        -------------
Net loss                                                                        $    (2,485,159)        $    (353,261)
Undeclared dividends on preferred stock                                                (953,500)             (953,500)
                                                                                ---------------         -------------
Net loss available to common stockholders                                       $    (3,438,659)        $  (1,306,761)
                                                                                ===============         =============
Basic loss per common share                                                     $          (.31)        $       (0.13)
                                                                                ===============         =============
Weighted average shares                                                              11,216,667            10,054,167

11.      CONTINGENT LIABILITIES

In the normal course of business, various actions and claims have been brought or asserted against the Company. Management does not consider these legal actions to be material to the Company's financial position, liquidity, or results of operations.

12.      SUBSEQUENT EVENT

In January 2002, the Company entered into a joint venture agreement with a firm based in Indonesia specializing in the production of industrial equipment and machinery to produce a recycling plant that will produce marketable oil, gas, steel and carbon black. The joint venture has a life of 10 years, unless both parties agree to an extension.

On February 27, 2002, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with an investment fund ("the Fund"), in connection with a private equity line financing transaction pursuant to which the Company shall offer and sell to the Fund up to $10,000,000 of the Company's Common Stock over a period of up to two years.

The Company borrowed $300,000 from the Fund pursuant to a convertible note agreement, which is secured by 1,300,000 shares of Common Stock pledged by one of the Company's principal stockholders. The Company also paid a commitment fee of $100,000 for the equity line of credit.

13.      LITIGATION

The Company is currently seeking to recover $5,000,000 from an investment company. This amount represents the proceeds the Company should have received from the sale of its stock by the investment company. The related shares of common stock have not been issued. The outcome of these proceedings cannot be reasonably estimated at this time, and as a result, no gain is recorded on the Company's books at December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     REGISTRANT:


                                     INTEGRATED TECHNOLOGY GROUP

Dated April 1, 2002

                                     /s/ H. Scott Holden
                                     H. Scott Holden
                                     President and Chief Executive Officer



                                     /s/ C. Sue Rushing
                                     C. Sue Rushing, Principal Financial and
                                     Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ H. Scott Holden                 Director                  April 1, 2002
H. Scott Holden



/s/C. Sue Rushing                   Director                  April 1, 2002
C. Sue Rushing



/s/ Harold H. Holden                Director                  April 1, 2002
Harold H. Holden