Form 10QSB
period 2002-03-31
INTEGRATED TECHNOLOGY GROUP
filed 2002-05-15
CIK 1068660

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002: 11,243,353

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                              March 31,                December 31,
                                                                2002                       2001
                                                          -----------------         -----------------
                                                             (Unaudited)                 (Audited)

ASSETS

Current assets
   Cash and cash equivalents                              $          30,738         $          18,905
   Accounts receivable, net allowance of $40,219                    526,225                   636,460
   Prepaid expenses                                                 262,194                    77,864
   Deposits                                                          53,500                    38,500
   Deferred taxes                                                    16,690                    16,690
                                                          -----------------         -----------------

   Total current assets                                             889,347                   788,419
                                                          -----------------         -----------------

Property, plant and equipment
   Land                                                             467,040                   467,040
   Buildings and improvements                                     2,552,296                 2,562,146
   Transportation equipment                                       7,785,851                 7,744,122
   Plant equipment                                               12,955,070                12,953,496
                                                          -----------------         -----------------

                                                                 23,760,257                23,726,804
   Less accumulated depreciation                                (20,075,461)              (19,752,063)
                                                          -----------------         -----------------

   Net property, plant and equipment                              3,684,796                 3,974,741
                                                          -----------------         -----------------

Other assets
   Long-term advances - related parties                             741,090                   716,090
   Deferred taxes                                                 4,477,736                 4,477,736
                                                          -----------------         -----------------

                                                                  5,218,826                 5,193,826
                                                          -----------------         -----------------

                                                          $       9,792,969         $       9,956,986
                                                          =================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                   $       2,819,408         $       2,519,408
   Accounts payable - related party                               1,510,200                 1,455,200
   Accounts payable                                               1,025,418                   944,293
   Accrued interest                                                 525,049                   463,030
   Other current liabilities and accrued expenses                   179,974                   167,426
                                                          -----------------         -----------------

   Total current liabilities                                      6,060,049                 5,549,357

Long-term debt, less current installments                             9,487                    10,515

Stockholders' equity:
   Common stock, $0.001 par value; 20,000,000 shares
     authorized, 11,243,353 and 11,225,000 issued and
     outstanding, respectively                                       11,243                    11,225
   Preferred stock, $0.10 cumulative dividend, $0.01 par
     value; 10,000,000 shares authorized, 9,535,000
     issued and outstanding                                          95,350                    95,350
   Additional paid-in capital                                    15,556,253                15,506,271
   Accumulated deficit                                          (11,939,413)              (11,215,732)
                                                          -----------------         -----------------

   Total stockholders' equity                                     3,723,433                 4,397,114
                                                          -----------------         -----------------

                                                          $       9,792,969         $       9,956,986
                                                          =================         =================


    The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                         ----------------------------
                                                                              2002           2001
                                                                         -------------  -------------

   Revenues
     Tire processing revenue                                             $   1,368,609  $   1,675,100
     Other revenue                                                             325,578        245,747
                                                                         -------------  -------------

     Total revenues                                                          1,694,187      1,920,847
                                                                         -------------  -------------

   Operating expenses
     Facility                                                                  544,066        620,772
     Transportation                                                            870,111        907,379
     General and administrative                                                585,525        663,715
     Depreciation                                                              324,098        339,461
                                                                         -------------  -------------

     Total operating expenses                                                2,323,800      2,531,327
                                                                         -------------  -------------

     Operating loss                                                           (629,613)      (610,480)

   Other income (expenses)
     Interest expense                                                          (94,068)      (101,829)
     Other                                                                        -               313
                                                                         -------------  -------------

       Loss before income taxes                                               (723,681)      (711,996)

   Income tax expense                                                             -              -
                                                                         -------------  -------------

     Net loss                                                            $    (723,681) $    (711,996)
                                                                         =============  =============


   Net loss per share
     Basic and diluted                                                   $      (0.07)  $      (0.06)
                                                                         ============== =============

   Weighted average shares outstanding
     Basic and diluted                                                      11,240,498     11,191,667
                                                                         =============  =============

                  INTEGRATED TECHNOLOGY GROUP and SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        ------------------
                                                                                        2002            2001
                                                                                  ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $      (723,681) $    (711,996)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities:
       Depreciation and amortization                                                      324,098        339,461
       Stock issued for consulting services                                                  -           143,700
       Changes to assets and liabilities related to operating activities
       Accounts and other receivables                                                     110,235        160,171
       Prepaid expenses, deposits and other assets                                       (199,330)      (167,088)
       Accounts payable                                                                    81,125       (136,877)
       Other liabilities and accrued expenses                                              74,567        220,884
                                                                                  ---------------  -------------

   Net cash used in operating activities                                                 (332,986)      (151,745)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of plant and equipment                                                       (34,153)        (5,415)
   Advances to related party                                                              (25,000)       (38,000)
                                                                                  ---------------  -------------

   Net cash used in investing activities                                                  (59,153)       (43,415)
                                                                                  ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                                               300,000           -
   Issuance of common stock                                                                50,000           -
   Advances from related parties                                                           55,000        218,000
   Repayment of long-term debt                                                             (1,028)          (942)
                                                                                  ---------------  -------------

   Net cash provided by financing activities                                              403,972        217,058
                                                                                  ---------------  -------------

NET INCREASE IN CASH                                                                       11,833         21,898

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           18,905         30,953
                                                                                  ---------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $        30,738  $      52,851
                                                                                  ===============  =============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                         $        32,049  $         416
                                                                                  ===============  =============

                           INTEGRATED TECHNOLOGY GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Chip Inventory

The Company has approximately 204,000 tons of tire chips on hand at March 31, 2002. As noted above, the Company receives a fee for collecting, transporting, and shredding waste tires for the states of Oklahoma and Texas. In order to make the tire chips marketable to end users, the Company processes waste tires to a size smaller than required by the states. The Company is currently unable to accurately measure the incremental costs of processing waste tires below the size required by the states. Therefore, the Company does not record the tire chips as inventory on its consolidated balance sheet.

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

4.       AGREEMENTS

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

5.       LITIGATION

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

General

The Company derives its revenues from two sources. The majority of the revenue is generated from the tire shredding operations in Texas and Oklahoma. Other revenue is derived from the sales of the tire chips created by tire shredding operations. The two major markets the company has developed are tire derived fuel sales to cement kilns and civil engineering sales for use in Subtitle D landfill cell construction.

The laws of both Texas and Oklahoma require the purchasers of new tires pay a tire disposal fee. Prior to the beginning of 2000, both Texas and Oklahoma required that dealers charging this fee forward the fee to state agencies which would then pay various entities a portion of that fee to dispose of the tires. The Company derived its revenues by converting the tires to chips approximately two inches square, and received most of its revenues from the state as compensation for this conversion.

The Company has been successful in the marketing of the processed scrap tire material held in inventory. Since 1990 the Company has collected approximately
27.0 million tires at it's Oklahoma facility and have marketed to end users 22.5 million tires or 83%. In Texas, since it's start up in 1992, the Company has collected 68.0 million tires and has marketed 51.0 million tires to end users or 75%. The regulatory agency in Texas, the Texas Natural Resource Conservation Commission (TNRCC), would only allow end uses that they approved of for a processor to market scrap tire to that end use. From 1992 to 1994 the Company collected approximately 26.2 million tires that was held in inventory. In the summer of 1995 the TNRCC began to approve various markets in the State and as a result of those approvals the Company, during the period from 1995 to 2002, collected 41.9 million tires and has marketed to end users 50.3 million tires or 120%. The inventories at the Texas facilities have been reduced during this same time period by 8.4 million tires. The remaining inventories at the Oklahoma and Texas facilities will be used to support the gasification projects planned for those sites.

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

Quarter ended March 31, 2002 compared to the quarter ended March 31, 2001

The Company's loss for each period was essentially the same, $723,681 in 2002 and $711,996 in 2001. The Company's business in Texas has eroded because of the requirement that tire dealers in Texas dispose of tires directly rather than paying the state fees collected for tire disposal and the state reimbursing the tire processors as is the case in Oklahoma. Accordingly Revenues for tire processing declined to $1,368,609 in the 2002 period from $1,675,100 in the 2001 period. This decline was partially offset by an increase in other revenue to $325,578 in the 2002 period from $245,747 in the 2001 period.

The company succeeded in reducing operating expenses and general and administrative expenses resulting in the loss between the periods to being essentially unchanged. Transportation expenses, that is, the cost of gathering tires from dealers, as a percentage of revenue derived from tire processing did not decline as much as tire processing revenues. The Company's fixed cost of trucks and labor does not permit the flexible management of this cost as revenues decline from tire processing. In addition, gasoline costs were higher in the 2002 period than they were in the 2001 period.

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

Pursuant to the Purchase Agreement, the Company has the right to require Brighton to purchase a minimum of $50,000 and a maximum of $250,000 our Common Stock, during any 22 trading days, subject to our right to terminate the Purchase Agreement at any time. Notwithstanding the foregoing, Brighton is not obligated to purchase more than 10% of the total dollar trading volume in any month.

Under the Purchase Agreement, the purchase price per share is equal to 90% of the lowest bid price of the Company's Common Stock for the ten days immediately prior to the date the Company notifies Brighton to purchase shares of the Company's Common Stock. Notwithstanding the foregoing, Brighton shall not be obligated to purchase our Common Stock if they would own more than 4.9% for Common Stock.

Simultaneously with the execution of the Purchase Agreement, we borrowed $300,000 from Brighton pursuant to a convertible note agreement. This note was secured by 1,300,000 shares of Common Stock pledged by one of our principal stockholders. We also paid a commitment fee of $100,000 for the equity line of credit.

The purpose of the equity line of credit is to fund operating capital and construction of the Company's gasification project.

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

On February 19, 2001, the Company signed a letter of understanding with OTC Derivatives & Co. S.A., Geneva, Switzerland, to assist the Company in expanding into the European Common Market. Scrap tires in the EU have been addressed by Government mandates. By 2006 tires will be banned from landfills and must be recycled. This mandate presents a great opportunity for the Company by having the ability to recycle large volumes of tire through gasification and the Company's marketing experience in other areas such as civil engineering and supplemental fuels. OTC Derivatives & Co. is assisting the company in raising capital for this expansion and also helping to locate potential financial or joint venture partners in Europe.

                                   SIGNATURES

         Pursuant to the requirements of the Securities exchange Act of 1934; registrant has duly caused this report to be signed on its behalf by the undersigned.

                                            Integrated Technology Group


Dated: May 14, 2002                         /s/ H. Scott Holden
                                            -----------------------------------
                                            H. Scott Holden, President


                                            /s/ C. Sue Rushing
                                            -----------------------------------
                                            C. Sue Rushing, Treasurer,
                                            Comptroller and Principal Financial
                                            Officer