Form 10QSB
period 2002-06-30
INTEGRATED TECHNOLOGY GROUP
filed 2002-08-14
CIK 1068660

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                           Integrated Technology Group
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                          87-0583192
-------------------------                       -------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

301 West Main, Suite 500, Ardmore, Oklahoma                      73401
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 11,243,353

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                              JUNE 30,                 December 31,
                                                                2002                       2001
                                                          -----------------         -----------------
                                                             (Unaudited)                 (Audited)

ASSETS

Current assets
   Cash and cash equivalents                              $          37,083         $          18,905
   Accounts receivable, net allowance of $40,219                    432,242                   636,460
   Prepaid expenses                                                 187,271                    77,864
   Deposits                                                          53,500                    38,500
   Deferred taxes                                                    16,690                    16,690
                                                          -----------------         -----------------

   Total current assets                                             726,786                   788,419
                                                          -----------------         -----------------

Property, plant and equipment
   Land                                                             467,040                   467,040
   Buildings and improvements                                     2,552,296                 2,562,146
   Transportation equipment                                       7,769,051                 7,744,122
   Plant equipment                                               13,079,441                12,953,496
                                                          -----------------         -----------------

                                                                 23,867,828                23,726,804
   Less accumulated depreciation                                (20,395,460)              (19,752,063)
                                                          -----------------         -----------------

   Net property, plant and equipment                              3,472,368                 3,974,741
                                                          -----------------         -----------------

Other assets
   Long-term advances - related parties                             774,090                   716,090
   Deferred taxes                                                 4,260,016                 4,477,736
                                                          -----------------         -----------------

                                                                  5,034,106                 5,193,826
                                                          -----------------         -----------------

                                                          $       9,233,260         $       9,956,986
                                                          =================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                   $       2,819,408         $       2,519,408
   Accounts payable - related party                               1,510,200                 1,455,200
   Accounts payable                                               1,087,377                   944,293
   Accrued interest                                                 587,756                   463,030
   Other current liabilities and accrued expenses                   237,271                   167,426
                                                          -----------------         -----------------

   Total current liabilities                                      6,242,012                 5,549,357

Long-term debt, less current installments                             8,201                    10,515

Stockholders' equity:
   Common stock, $0.001 par value; 20,000,000
     shares authorized; 11,243,353 and 11,225,000
     issued and outstanding, respectively                            11,243                    11,225
   Preferred stock, $0.10 cumulative dividend, $0.01
     par value; 10,000,000 shares authorized, 9,535,000
     issued and outstanding                                          95,350                    95,350
   Additional paid-in capital                                    15,556,253                15,506,271
   Accumulated deficit                                          (12,679,799)              (11,215,732)
                                                          -----------------         -----------------

   Total stockholders' equity                                     2,983,047                 4,397,114
                                                          -----------------         -----------------

                                                          $       9,233,260         $       9,956,986
                                                          =================         =================

   The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                        Three Months ended                        Six Months Ended
                                              June 30,                                  June 30
                                    ------------------------------         -------------------------------
                                       2002               2001                 2002               2001
                                    -------------    -------------         -------------     -------------
Revenues
     Tire processing revenue        $   1,484,320    $   1,977,106         $   2,852,929     $   3,652,206
     Other revenue                        348,874          284,848               674,452           530,595
                                    -------------    -------------         -------------     -------------

     Total revenues                     1,833,194        2,261,954             3,527,381         4,182,801
                                    -------------    -------------         -------------     -------------

Operating expenses
     Facility                             590,953          705,477             1,135,019         1,326,249
     Transportation                       950,915          930,767             1,821,026         1,838,146
     General and administrative           397,336          529,298               982,861         1,193,013
     Depreciation                         319,999          334,216               644,097           673,677
                                    -------------    -------------         -------------     -------------

     Total operating expenses           2,259,203        2,499,758             4,583,003         5,031,085
                                    -------------    -------------         -------------     -------------

     Operating loss                      (426,009)        (237,804)           (1,055,622)         (848,284)

Other income (expenses)
     Interest expense                     (98,998)        (154,809)             (193,066)         (256,638)
     Other                                  2,341              312                 2,341               625
                                    -------------    -------------         -------------     -------------

     Loss before income taxes            (522,666)        (392,301)           (1,246,347)       (1,104,297)

Income tax expense                       (217,720)            -                 (217,720)             -
                                    --------------   -------------         --------------    -------------

     Net loss                       $    (740,386)   $    (392,301)        $  (1,464,067)    $  (1,104,297)
                                    =============    =============         =============     =============

   Net loss per share
     Basic and diluted              $      (0.06)    $      (0.03)         $      (0.12)     $      (0.10)
                                    =============    ============          ============      ============

   Weighted average shares
     outstanding
     Basic and diluted                 12,243,353       11,225,000            12,241,734        11,207,873
                                    =============    =============         =============     =============

The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                        2002            2001
                                                                                  ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $    (1,464,067) $  (1,104,297)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                                      644,097        673,677
       Deferred income taxes                                                              217,720           -
   Stock issued for consulting services                                                      -           143,700
   Changes to assets and liabilities related to operating activities
     Accounts and other receivables                                                       204,218         61,498
     Prepaid expenses, deposits and other assets                                         (124,407)      (107,230)
     Accounts payable                                                                     143,084       (118,529)
     Other liabilities and accrued expenses                                               194,571        226,768
                                                                                  ---------------  -------------

   Net cash used in operating activities                                                 (184,784)      (224,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of plant and equipment                                                      (141,724)      (118,837)
   Advances to related party                                                              (58,000)       (57,482)
                                                                                  ---------------  -------------

   Net cash used in investing activities                                                 (199,724)      (176,319)
                                                                                  ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                               300,000           -
   Issuance of common stock                                                                50,000           -
   Advances from related parties                                                           55,000        463,000
   Repayment of long-term debt                                                             (2,314)        (1,905)
                                                                                  ---------------  -------------

   Net cash provided by financing activities                                              402,686        461,095
                                                                                  ---------------  -------------

NET INCREASE IN CASH                                                                       18,178         60,363

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           18,905         30,953
                                                                                  ---------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $        37,083  $      91,316
                                                                                  ===============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                         $        51,306  $         811
                                                                                  ===============  =============


The accompanying notes are an integral part of these financial statements

                           INTEGRATED TECHNOLOGY GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1   BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

    Chip Inventory

    The Company has approximately 192,000 tons of tire chips on hand at June 30, 2002. As noted above, the Company receives a fee for collecting, transporting, and shredding waste tires for the states of Oklahoma and Texas. In order to make the tire chips marketable to end users, the Company processes waste tires to a size smaller than required by the states. The Company is currently unable to accurately measure the incremental costs of processing waste tires below the size required by the states. Therefore, the Company does not record the tire chips as inventory on its consolidated balance sheet.

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

4.  AGREEMENTS

    In January 2002, the Company entered into a collaboration agreement with a firm based in Indonesia specializing in the production of industrial equipment and machinery to produce a recycling plant that will produce marketable oil, gas, steel and carbon black. The joint venture has a life of 10 years, unless both parties agree to an extension.

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

5.  LITIGATION

    The Company is currently seeking to recover $5,000,000 from an investment company. This amount represents the proceeds the Company should have received from the sale of its stock by the investment company. The related shares of common stock have not been issued. The outcome of these proceedings cannot be reasonably estimated at this time, and as a result, no gain is recorded on the Company's books at June 30, 2001.

6   REVIEW BY SECURITIES AND EXCHANGE COMMISSION

    In April 2002 the Company filed a registration statement with the Securities and Exchange ("SEC") on Form SB-2. In connection with the review of that filing, the SEC has questioned the Company's valuation of deferred tax assets at December 31, 2001 and 2000. While the SEC has asked the Company to review other accounting policies, management of the Company believes that the only material issue relates to the valuation of the deferred tax asset. The Company is in the process of evaluating and responding to the SEC's comment.

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

The Company has been successful in the marketing of the processed scrap tire material held in inventory. Since 1990 the Company has collected approximately
27.6 million tires at its Oklahoma facility and have marketed to end users 23.2 million tires or 84%. In Texas, since its start up in 1992, the Company has collected 69.2 million tires and has marketed 53.2 million tires to end users or 77%. The regulatory agency in Texas, the Texas Natural Resource Conservation Commission (TNRCC), would only allow end uses that they approved of for a processor to market scrap tire to that end use. From 1992 to 1994 the Company collected approximately 26.2 million tires that was held in inventory. In the summer of 1995 the TNRCC began to approve various markets in the State and as a result of those approvals the Company, during the period from 1995 to June 2002, collected 43.9 million tires and has marketed to end users 52.5 million tires or 120%. The inventories at the Texas facilities have been reduced during this same time period by 9.3 million tires. The remaining inventories at the Oklahoma and Texas facilities will be used to support the gasification projects planned for those sites.

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

The Company is reducing the area in which it operates in Texas to reduce losses. The company has determined to close its Cleveland, Texas plant, from which the Company collects tires from Southeast Texas, and sell the plant. The Company is also reducing the area from which it collects from tires from South Texas out of the Company's San Antonio, Texas facility. In addition, the Company has entered into a long-term contract to supply tire chips to cement kiln. A related agreement to haul metals for a scrap metal dealer will decrease the Company's transportation expense in connection with the cement kiln contract.

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

Six months ended June 30, 2002 compared to the six months ended June 30, 2001

The Company's loss for each for the six months ended June 30, 2002 was $1,246,347 compared to $1,104,297 for the June 30, 2001 period. The larger loss in 2002 principally reflects declining revenues from tire processing, revenues which declined to $2,852,929 from $3,652,206 or 22%. The company experienced some increase in revenues in 2001 from, in management's opinion, the continuing recall by Ford Motor Company and Firestone of defective tires, a recall that began in the latter part of 2000 and continued into 2001, the latter period reflecting more normal levels of tire processing. This decline was partially offset by increasing revenues derived from the sale of tire chips such that total revenues declined to $3,527,381 in 2002 from $4,182,801 in 2001, a decline of 16%.

The loss was further narrowed by reduced general and administrative costs, a decrease to $982,861 in 2002 from $1,193,012 in 2001 or 17%. Further, operating expenses, excluding general and administrative expenses, declined by $237,931 from $3,838,072 to 3,600,142, or 6%, principally because of reduced facility and processing costs due to reduced scope of operations in Southeast Texas.

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

The Company is taking several steps to achieve positive cash flow. In addition to the closing of the Cleveland, Texas plant and reduction in the scope of operations from its San Antonio plant, the Company's recent agreement with a cement kiln to supply tire chips will have larger margins than the Company has traditionally enjoyed, particularly with the related transportation contract referred to above which will reduce the transportation expense required by the agreement with the cement kiln. In addition, the Company is refinancing a significant portion of its truck fleet which will reduce the Company's transportation expenses significantly.

The Company has accrued $2,819,408 as current maturities for long-term debt as part of a note that matured April 1998 and for which the Company initially obtained a forbearance which extended until December 2002. In addition, the Company entered into a loan agreement with the holder of this obligation for the amount of the obligation. This obligation matures on January 1, 2003; however, the loan may be called upon 30 days notice after December 1, 2002.

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

Under the Purchase Agreement, the purchase price per share is equal to 90% of the lowest bid price of the Company's Common stock for the ten days immediately prior to the date the Company notifies Brighton to purchase shares of the Company's Common stock. Notwithstanding the foregoing, Brighton shall not be obligated to purchase our Common stock if they would own more than 4.9% of the outstanding common stock.

Simultaneously with the execution of the Purchase Agreement, we borrowed $300,000 from Brighton pursuant to a convertible note agreement. We have agreed in principle to cancel the note in exchange for 1,000,000 shares of the Company's Common Stock, and the 1,300,000 shares of Common Stock pledged by a company stockholder was returned to that stockholder. We also paid a commitment fee of $100,000 for the equity line of credit.

The purpose of the equity line of credit is to fund operating capital of the Company.

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

(a) Exhibit 99.1 - Certification required by Section 906 of the Sarbanes - Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities exchange Act of 1934; registrant has duly caused this report to be signed on its behalf by the undersigned.

                                    Integrated Technology Group


Dated: August 14, 2002              /s/ H. Scott Holden
                                    -----------------------------------
                                    H. Scott Holden, President


                                    /s/ C. Sue Rushing
                                    --------------------------------------------
                                    C. Sue Rushing, Treasurer, Comptroller and
                                    Principal Financial Officer