Form 10QSB
period 2002-09-30
INTEGRATED TECHNOLOGY GROUP
filed 2002-11-14
CIK 1068660

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                           Integrated Technology Group
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                          87-0583192
-------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

301 West Main, Suite 500, Ardmore, Oklahoma                     73401
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 1, 2002: 11,243,353

                              PART I- FINANCIAL INFORMATION
Item 1. Financial Statements.

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                            September 30,              December 31,
                                                                2002                       2001
                                                          -----------------         -----------------
                                                             (Unaudited)                 (Audited)

ASSETS

Current assets
   Cash and cash equivalents                              $           8,734         $          18,905
   Accounts receivable, net allowance of $40,219                    362,056                   636,460
   Prepaid expenses                                                 112,481                    77,864
   Deposits                                                          53,500                    38,500
   Deferred taxes                                                    16,690                    16,690
                                                            ---------------           ---------------

   Total current assets                                             553,461                   788,419
                                                            ---------------           ---------------

Property, plant and equipment
   Land                                                             467,040                   467,040
   Buildings and improvements                                     2,552,296                 2,562,146
   Transportation equipment                                       7,761,551                 7,744,122
   Plant equipment                                               13,111,636                12,953,496
                                                            ---------------           ---------------

                                                                 23,892,523                23,726,804
   Less accumulated depreciation                                (20,663,080)              (19,752,063)
                                                            ---------------           ---------------

   Net property, plant and equipment                              3,229,443                 3,974,741
                                                            ---------------           ---------------

Other assets
   Long-term advances - related parties                             785,707                   716,090
   Deferred taxes                                                 4,151,156                 4,477,736
                                                            ---------------           ---------------

                                                                  4,936,863                 5,193,826
                                                            ---------------           ---------------

                                                          $       8,719,767         $       9,956,986
                                                            ===============           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                   $       2,819,408                 2,519,408
   Accounts payable - related party                               1,570,200                 1,455,200
   Accounts payable                                                 948,931                   944,293
   Accrued interest                                                 651,152                   463,030
   Other current liabilities and accrued expenses                   298,653                   167,426
                                                            ---------------           ---------------

   Total current liabilities                                      6,288,344                 5,549,357

Long-term debt, less current installments                             7,120                    10,515

Stockholders' equity:
   Common stock, $0.001 par value; 20,000,000 shares
     authorized, 11,243,353 and 11,225,000 issued and
     outstanding, respectively                                       11,243                    11,225
   Preferred stock, $0.10 cumulative dividend, $0.01
     par value; 10,000,000 shares authorized, 9,535,000
     issued and outstanding                                          95,350                    95,350
   Additional paid-in capital                                    15,556,253                15,506,271
   Accumulated deficit                                          (13,238,543)              (11,215,732)
                                                            ---------------           ---------------

   Total stockholders' equity                                     2,424,303                 4,397,114
                                                            ---------------           ---------------

                                                          $       8,719,767         $       9,956,986
                                                            ===============           ===============


The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                        Three Months Ended                       Nine Months Ended
                                            September 30,                            September 30,
                                    ------------------------------         -------------------------------
                                       2002               2001                 2002               2001
                                    -------------    -------------         -------------     -------------
Revenues
     Tire processing revenue        $   1,390,957    $   2,073,849         $   4,243,886     $   5,726,055
     Other revenue                        222,423          348,102               896,875           878,697
                                      -----------      -----------           -----------       -----------

     Total revenues                     1,613,380        2,421,951             5,140,761         6,604,752
                                      -----------      -----------           -----------       -----------

Operating expenses
     Facility                             617,558          785,687             1,752,577         2,111,936
     Transportation                       737,716        1,082,059             2,558,742         2,920,205
     General and administrative           347,026          522,180             1,329,887         1,715,193
     Depreciation                         267,620          340,181               911,717         1,013,858
                                      -----------      -----------           -----------       -----------

     Total operating expenses           1,969,920        2,730,107             6,552,923         7,761,192
                                      -----------      -----------           -----------       -----------

     Operating loss                      (356,540)        (308,156)           (1,412,162)       (1,156,440)

Other income (expenses)
     Interest expense                     (94,312)        (157,617)             (287,378)         (414,255)
     Other                                    968               96                 3,309               721
                                      -----------      -----------           -----------       -----------

     Loss before income taxes            (449,884)        (465,677)           (1,696,231)       (1,569,974)

     Income tax expense                  (108,860)               -              (326,580)                -
                                      ------------     -----------           -----------       -----------

     Net loss                       $    (558,744)   $    (465,677)        $  (2,022,811)    $  (1,569,974)
                                      ============     ===========          ============        ==========

     Net loss per share
       Basic and diluted            $     (0.05)     $      (0.04)         $      (0.18)     $      (0.14)
                                      ===========      ============         ===========       ===========

     Weighted average shares
       outstanding
     Basic and diluted                 11,243,353       11,225,000            11,242,344        11,213,645
                                      ===========      ===========           ===========      ============



   The accompanying notes are an integral part of these financial statements

                  INTEGRATED TECHNOLOGY GROUP and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                          September 30,
                                                                                      ----------------------
                                                                                        2002            2001
                                                                                  ---------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $    (2,022,811) $  (1,569,974)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                        911,717      1,013,858
     Deferred income taxes                                                                326,580              -
     Stock issued for consulting services                                                       -        143,700
     Changes to assets and liabilities related to operating activities
     Accounts and other receivables                                                       274,404         25,927
     Prepaid expenses, deposits and other assets                                          (49,617)       (56,635)
     Accounts payable                                                                       4,638       (184,216)
     Other liabilities and accrued expenses                                               319,349        285,600
                                                                                    -------------    -----------

   Net cash used in operating activities                                                 (235,740)      (341,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of plant and equipment                                                      (166,419)      (186,385)
   Advances to related party                                                              (69,617)       (67,982)
                                                                                    -------------    -----------

   Net cash used in investing activities                                                 (236,036)      (254,367)
                                                                                    -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                               300,000              -
   Issuance of common stock                                                                50,000              -
   Advances from related parties                                                          115,000        658,000
   Repayment of long-term debt                                                             (3,395)        (2,889)
                                                                                    -------------    -----------

   Net cash provided by financing activities                                              461,605        655,111
                                                                                    -------------    -----------

NET INCREASE (DECREASE) IN CASH                                                           (10,171)        59,004

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           18,905         30,953
                                                                                    -------------    -----------

                           -                -
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $         8,734  $      89,957
                                                                                    =============    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                         $        51,683  $      36,446
                                                                                    =============    ===========


The accompanying notes are an integral part of these financial statements

                           INTEGRATED TECHNOLOGY GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Chip Inventory

The Company has approximately 192,000 tons of tire chips on hand at September 30, 2002. As noted above, the Company receives a fee for collecting, transporting, and shredding waste tires for the states of Oklahoma and Texas. In order to make the tire chips marketable to end users, the Company processes waste tires to a size smaller than required by the states. The Company is currently unable to accurately measure the incremental costs of processing waste tires below the size required by the states. Therefore, the Company does not record the tire chips as inventory on its consolidated balance sheet.

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

On February 27, 2002, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with an investment fund ("the Fund"), in connection with a private equity line financing transaction pursuant to which the Company would offer and sell to the Fund up to $10,000,000 of the Company's Common Stock over a period of up to two years. In September the Company abandoned this transaction.

The Company borrowed $300,000 from the Fund pursuant to a convertible note agreement, which is secured by 1,300,000 shares of Common Stock pledged by one of the Company's principal stockholders. The Company also paid a commitment fee of $100,000 for the equity line of credit. The Company is in negotiations for the repayment of this obligation.

5.       LITIGATION

The Company is currently seeking to recover $5,000,000 from an investment company. This amount represents the proceeds the Company should have received from the sale of its stock by the investment company. The related shares of common stock have not been issued. The outcome of these proceedings cannot be reasonably estimated at this time, and as a result, no gain is recorded on the Company's books at September 30, 2002.

6.       REVIEW BY SECURITIES AND EXCHANGE COMMISSION

In April 2002 the Company filed a registration statement with the Securities and Exchange ("SEC") on Form SB-2. In connection with the review of that filing, the SEC has questioned the Company's valuation of deferred tax assets at December 31, 2001 and 2000. The Company has withdrawn the registration statement but believes that the original accounting for the deferred tax asset is correct as originally stated.

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

      The Company has been successful in the marketing of the processed scrap tire material held in inventory. Since 1990 the Company has collected approximately 28.1 million tires at its Oklahoma facility and have marketed to end users 23.7 million tires or 84%. In Texas, since its start up in 1992, the Company has collected 71.3 million tires and has marketed 54.0 million tires to end users or 76%. The regulatory agency in Texas, the Texas Natural Resource Conservation Commission (TNRCC), would only allow end uses that they approved of for a processor to market scrap tire to that end use. From 1992 to 1994 the Company collected approximately 26.2 million tires that was held in inventory. In the summer of 1995 the TNRCC began to approve various markets in the State and as a result of those approvals the Company, during the period from 1995 to June 2002, collected 45.0 million tires and has marketed to end users 53.3 million tires or 118%. The inventories at the Texas facilities have been reduced during this same time period by 9.3 million tires. The remaining inventories at the Oklahoma and Texas facilities will be used to support the gasification projects planned for those sites.

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

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

      The Company's loss for each for the nine months ended September 30, 2002 was $2,022,811 compared to $1,569,974 for the September 30, 2001 period. The larger loss in 2002 principally reflects declining revenues from tire processing, revenues which declined to $5,140,761 from $6,604,752 or 22%. The company experienced some increase in revenues in 2001 from, in management's opinion, the continuing recall by Ford Motor Company and Firestone of defective tires, a recall that began in the latter part of 2000 and continued into 2001, the latter period reflecting more normal levels of tire processing. In anticipation of a contract to sell tire chips to a large cement kiln, the Company slowed the sale of tire chips to be able to service that contract, a contract management believes to be more favorable than similar contracts in the past. This agreement began to be filled in late third quarter 2002. Further, the Company is closing its operations in Southeast Texas and scaling back operations in Central Texas to reduce costs.

      General and administrative costs decrease to $1,329,887 in the 2002 period from $1,715,193 in the comparable 2001 period or 22%. Further, operating expenses, excluding general and administrative expenses, declined by $822,963 from $6,045,999 to 5,223,036, or 14%, principally because of reduced facility and processing costs due to reduced scope of operations in Southeast and Central Texas.

Liquidity and Capital Resources
      The Company's operations have traditionally been funded from operations and borrowings from related parties. Investment Bankers, representatives of which have served on as directors of the Corporation, have also loaned the Company capital.

      Although related parties have in the past provided operating capital, related parties are not under a legal obligation to do so in the future.

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

      The Company has accrued $2,515,145 as current maturities for long-term debt as part of a note that matured April, 1998 and for which the Company initially obtained a forbearance which extended through April 2001. Effective June 1, 2002, we entered into a forbearance agreement and term loan agreement in the amount of approximately $3,600,000. These agreements relate to a note that originally matured in 1998. Generally the forbearance agreement provides that the holder of the note will not demand payment before September 30, 2002. Also effective June 2002, we entered into a term note for the same amount which mature January 1, 2004. Notwithstanding the forgoing, the holder may demand prepayment in full for the unpaid principal and accrued interest upon 30 days written notice at any time after December 1, 2002.

      The Company is seeking operating capital and funding for its gasification plant for which the on February 6, 2001, the Oklahoma Department of Environmental Quality approved an application for authorization to construct and operate at the Company's Choctaw, Oklahoma facility using recycled tires. See
Part II, Other Material Events. The Company has moved to create positive cash flow from operations. The Company has accordingly, refinanced a significant portion of its trucks, reducing the amount of its monthly expenditures for the operation of its fleet. It has closed the operation of its Southeast Texas facility and reduced operating activity out of its Central Texas location in San Antonio, Texas, actions that were completed late in the third quarter of 2002. Finally, the Company has entered into an agreement to supply tire chips to a cement kiln located near the Company's Midlothian, Texas facility on terms that are more favorable than similar previous agreements. This new agreement also permits the Company to reduce transportation costs. The Company began servicing this agreement in September 2002.

      On October 21, 2002, two stockholders, Harold H. Holden and H. Scott Holden or their affiliates, converted debt totaling $1,236,387 at $0.30 per share resulting in the issuance of a total of 3,834,624 shares. The purpose of these transactions was to reduce the debt level of the Company and demands for the Company's cash. The effect of this transaction would be to reduce the Company's loss per share by approximately 34% for the nine month period ended September 30, 2002.

      On February 27, 2002, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Brighton Opportunity Fund, L.P. ("Brighton"), in connection with a private equity line financing transaction pursuant to which the Company shall offer and sell to Brighton up to $10,000,000 of the Company's Common Stock over a period of up to two years (the "Financing"). This agreement was abandoned in September 2002.

      Simultaneously with the execution of the Purchase Agreement, we borrowed $300,000 from Brighton pursuant to a convertible note agreement. The Company is in negotiation with Brighton for the repayment of this obligation.

Significant Accounting Policies.

      We recognize revenues at different times during the conversion of tires to chips in Texas and Oklahoma. In Texas, where the customer is the tire dealer, we recognize revenues when we pick the tire up from the dealer. In Oklahoma, where the customer is the state, we recognize revenues when the tire has been reduced to chips.

      We depreciate capitalized assets on a straight line basis, usually over a five, ten or twenty year period depending on the asset.

      We do not carry any of the tire chip inventory on the balance sheet because the Company is presently unable to measure accurately incremental costs of processing waste tires below the size required by the states. We have maintained approximately 192,000 tons of tire chips over the last several years and this inventory is not recognized on our balance sheet. When we sell the inventory, our margin is essentially the sale price less any transportation cost.

PART  II - OTHER INFORMATION


Item 5. Other Information.

On October 7, 2002, the Company announced it was entering negotiations with Global Energy Recovery Holding Ltd. to develop gasification projects. As part of the negotiations Global Energy Recovery will become an equity partner in the Company's Oklahoma gasification project in Choctaw, Oklahoma. Under the joint venture, Global energy would arrange the capital resources for the projects while the Company supplies the technological resources.

On October 21, 2002 the Corporation agreed to issue 3,834,624, 166,667 and 120,000 shares of Common Stock to Harold H. Holden 1985 Trust, the H. Scott Holden 1993 Trust and Southstar Energy, respectively for the forgiveness and complete discharge of $1,150,387, $50,000 and $36,000, respectively, of indebtedness and any related interest. Similarly, the stockholders of the Company agreed to increase the number of authorized shares of Common Stock from 20,000,000 to 25,000,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities exchange Act of 1934; registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        Integrated Technology Group


Dated: November 14, 2002                /s/ H. Scott Holden
                                        -----------------------------------
                                        H. Scott Holden, President


                                        /s/ C. Sue Rushing
                                        --------------------------------------
                                        C. Sue Rushing, Treasurer, Comptroller
                                        and Principal Financial Officer

                                  CERTIFICATION

I, H. Scott Holden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Integrated Technology Group;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002

                                                     H. Scott Holden

                                                     /s/  H. Scott Holden
                                                     --------------------------
                                                     President

                                  CERTIFICATION

I, C. Susan Rushing, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Integrated Technology Group;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002

                                                 C. Susan Rushing

                                                /s/  C. Susan Rushing
                                                ---------------------------
                                                Principal Financial Officer