Form 10QSB
period 2007-03-31
Knight Energy Corp.
filed 2007-07-19
CIK 1068660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the Transition Period from ____________ to ____________


                         Commission file number
                               000-52470

                          KNIGHT ENERGY CORP.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

            Maryland                                87-0583192
-------------------------------               ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


                          836 Blue Jay Lane
                          Coppell, TX 75019
             ----------------------------------------
             (Address of principal executive offices)

                            972-841-6298
                    ---------------------------
                    (Issuer's telephone number)

                                N/A
         ----------------------------------------------------
         (Former name, former address and former fiscal year,
                     if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes [X]      No [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act):  Yes [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,497,855 outstanding as of July 18, 2007.

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                        KNIGHT ENERGY CORP.
                            FORM 10-QSB


                        TABLE OF CONTENTS

                                                                Page
                                                                ----

PART I - FINANCIAL INFORMATION................................   1

Item 1. Consolidated Financial Statements.....................   2

Item 2. Management's Discussion and Analysis or
          Plan of Operation...................................   11

Item 3. Controls and Procedures...............................   15

PART II - OTHER INFORMATION...................................   16

Item 1.  Legal Proceedings....................................   16

Item 2. Unregistered Sales of Equity Securities and
          use of Proceeds.....................................   16

Item 3. Defaults Upon Senior Securities.......................   16

Item 4. Submission of Matters to a Vote of
          Security Holders....................................   16

Item 5. Other Information.....................................   16

Item 6. Exhibits..............................................   16

SIGNATURES....................................................   17

                PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Filed herewith are the following consolidated financial statements:

Consolidated Balance Sheet at March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2007 and from Inception Date of March 2, 2006 to March 31, 2006

Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2007 and from Inception Date of March 2, 2006 to March 31, 2006

Notes to Consolidated Financial Statements

              Knight Energy Corp. and Subsidiaries
                   Consolidated Balance Sheets


                                               (Unaudited)
                                               -----------
                                                March 31,      December 31,
                                                  2007            2006
                                               -----------     ------------
                     ASSETS
                     ------
Current assets:
Cash and cash equivalents                      $    28,624     $     15,544
Trade receivables                                   41,234           27,609
Prepaid consulting, related party                   30,675            2,040
Other current assets                                48,478           48,478
                                               -----------     ------------
Total current assets                               149,011           93,671

Property and equipment:
Oil and gas properties, successful
  efforts method                                 1,539,429        1,105,398
Other property and equipment                     2,184,612        2,140,442
Accumulated depreciation and depletion            (236,854)        (108,631)
                                               -----------     ------------
Property and equipment, net                      3,487,187        3,137,209
                                               -----------     ------------
Total assets                                     3,636,198        3,230,880
                                               ===========     ============

                   LIABILITIES
                   -----------
Current liabilities:
Accounts payable                                   161,538          115,734
Accrued expenses                                   375,746          288,212
Notes payable                                      210,000                -
Note payable - related party                       100,000          100,000
                                               -----------     ------------
Total current liabilities                          847,284          503,946

Asset retirement obligations                       108,387           80,279
                                               -----------     ------------
Total liabilities                                  955,671          584,225

Commitments and contingencies                            -                -

              STOCKHOLDERS' EQUITY
              --------------------
Preferred stock, $0.001 par value,
  20,000,000 shares authorized
  Zero shares issued and outstanding                     -                -
Common stock, $0.001 par value,
  100,000,000 shares authorized
  18,522,505 shares issued and outstanding
  at March 31, 2007 and December 31, 2006,
  respectively                                      18,523           18,523
Common stock issuable, $0.001 par value
  6,975,350 and 6,235,550 at March  31, 2007
  and December 31, 2006, respectively                6,975            6,235
Additional paid in capital                       4,915,299        4,546,140
Accumulated deficit                             (2,259,020)      (1,922,993)
Less: Stock subscription receivable                 (1,250)          (1,250)
                                               -----------     ------------
Total stockholders' equity                       2,680,527        2,646,655
                                               ===========     ============
Total liabilities and stockholders' equity     $ 3,636,198     $  3,230,880
                                               ===========     ============


           The accompanying notes are an integral part of the consolidated financial statements.

                 Knight Energy Corp. and Subsidiaries
                 Consolidated Statements of Operations
                             (Unaudited)

                                                          From Inception Date
                                   Three Months Ended      of March 2, 2006
                                        March 31,             to March 31,
                                           2007                    2006
                                   ------------------------------------------
Revenues, net                      $           59,353     $                 -

Operating expenses:
Lease operating costs                          10,652                       -
Exploration                                         -                       -
Repairs and maintenance                        20,159                   3,089
General and administrative                    144,057                   3,724
Rent                                            1,484                   1,507
Consulting                                     36,250                 628,115
Professional                                   51,322                       -
Depreciation, depletion,
  and accretion                               129,122                       -
                                   ------------------------------------------
Total operating expenses                      393,046                 636,435
                                   ------------------------------------------

Operating loss                               (333,693)               (636,435)

Interest expense                               (2,334)                      -
                                   ------------------------------------------

Net loss                           $         (336,027)     $         (636,435)
                                   ==========================================

Net loss per share
  - basic and diluted              $            (0.01)     $            (0.04)
                                   ==========================================

Weighted average shares
  - basic and diluted                      25,121,484              14,690,267
                                   ==========================================



           The accompanying notes are an integral part of the consolidated financial statements.

                Knight Energy Corp. and Subsidiaries
                Consolidated Statements of Cash Flows
                             (Unaudited)

                                                                 From Inception Date
                                          Three Months Ended      of March 2, 2006
                                               March 31,             to March 31,
                                                  2007                    2006
                                          ------------------------------------------
Cash Flows From Operating Activities:
Net loss                                  $         (336,027)    $          (636,435)
Adjustments to reconcile net loss
  to net cash used in operations:
    Depreciation and depletion expense               128,221                       -
    Accretion expense                                    901                       -
    Stock issued for consulting                            -                  50,000
    Stock issued for employee bonus                   20,000                       -
    Warrant issued for consulting                          -                 574,000
    Trade receivables                                (13,625)                      -
    Prepaid consulting, related party                (28,635)                 (2,500)
    Accounts payable                                  45,804                       -
    Accrued expenses                                  87,534                       -
                                          ------------------------------------------
Net Cash Used In Operating Activities                (95,827)                (14,935)

Cash Flows From Investing Activities:
  Cash for acquisition of Charles Hill
    Drilling, Inc., net of cash acquired                   -                (349,989)
  Investment in oil and gas properties              (406,824)                      -
  Purchase of property and equipment                 (44,168)                (60,856)
                                          ------------------------------------------
Net Cash Used In Investing Activities               (450,992)               (410,845)

Cash Flows From Financing Activities:
  Proceeds from issuance of note payable             210,000                       -
  Proceeds from sale of common stock                 349,899                 550,250
  Proceeds from sale of founders'
    common stock                                           -                  13,750
                                          ------------------------------------------
Net Cash Provided By Financing Activities            559,899                 564,000
                                          ------------------------------------------

Net Increase in Cash                                  13,080                 138,220

Cash at Beginning of Period                           15,544                       -
                                          ------------------------------------------
Cash at End of Period                     $           28,624     $           138,220
                                          ==========================================



           The accompanying notes are an integral part of the consolidated financial statements.

                Knight Energy Corp. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)
                            (Unaudited)


                                                                 From Inception Date
                                          Three Months Ended      of March 2, 2006
                                               March 31,             to March 31,
                                                  2007                    2006
                                          ------------------------------------------

Supplemental Disclosure of Cash Flow
Information:
------------------------------------

   Cash paid during the period for:
   Interest                               $                -     $                 -
                                          ==========================================
   Taxes                                  $                -     $                 -


Supplemental Disclosure of Non-Cash
Investing and Financing Transactions:
-------------------------------------

   Acquisition of Charles Hill
   Drilling, Inc.:
     Net assets acquired from
     acquisition, net of cash acquired                     -               1,767,000
   Common stock issued for acquisition                     -                 250,000
   Note payable issued for acquisition                     -                 667,000
   Prepayment of note payable in
     property and equipment                                -                  18,000
   Subscription receivable                                 -                   1,250
  Capitalized asset retirement
    obligation                                        27,207                       -













           The accompanying notes are an integral part of the consolidated financial statements.

                            Knight Energy Corp.
              Notes to Consolidated Financial Statements
                              March 31, 2007
                               (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the period from Inception Date of March 2, 2006 to December 31, 2006 included in the Company's Form 10-SB filed with the Securities and Exchange Commission. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.  HISTORY AND NATURE OF BUSINESS

Knight Energy Corp. ("Knight", "we", "us", "our", or the "Company") is a Maryland company formed in March 2006. The Company's business plan is to acquire, develop, own, operate and otherwise be involved and invest in energy-related businesses, assets and investments, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, the acquisition and operation of drilling rigs and/or gathering systems and/or pipelines for natural gas and/or crude oil, and other related businesses, assets and investments.

Commencing March 16, 2006 and finalized on May 31, 2006, Knight acquired a 100% interest in Charles Hill Drilling, Inc. ("Hill"), an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that include proved, developed non-producing
natural gas wells.   Hill Drilling is now a wholly owned subsidiary of
Knight, and is operating as an oil and gas services company.

In June 2006, the Company executed a stock exchange agreement with Integrated Technology Group, Inc. (ITGI), which, upon closing, resulted in the former stockholders of Knight owning approximately 84 percent of the issued and outstanding common stock of ITGI and ITGI has changed its name to ''Knight Energy Corp". The transaction was treated as a recapitalization of the Company.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan which includes obtaining additional capital, and generating sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures and working capital needs. The ability to obtain additional financing from other sources depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's

                            Knight Energy Corp.
              Notes to Consolidated Financial Statements
                              March 31, 2007
                               (Unaudited)

common stock. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three months ended March 31, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN
48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Net Income (Loss) per Common Share
----------------------------------

Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods.

There were 5,000,000 outstanding warrants that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for the period presented because their impact was anti-dilutive for the period presented.

4.  NOTES PAYABLE

Significant current period changes in note payable during the three months ended March 31, 2007 consisted of the following:

In March 2007, a third party loaned the Company $60,000 for working capital purposes. The loan has an annual interest rate of ten percent (10%) and is to be repaid from the sale of common stock - (see Subsequent Events).

In March 2007, a third party loaned our wholly owned subsidiary Hill $150,000 for working capital purposes. The loan was to be repaid within 45 days from the sale of common stock and includes a $15,000 charge representing interest and fees for the loan (see Subsequent Events).

                            Knight Energy Corp.
              Notes to Consolidated Financial Statements
                              March 31, 2007
                               (Unaudited)

5.  STOCKHOLDERS' EQUITY

Capital Structure
-----------------

The Company is authorized to issue up to 100,000,000 shares of our common stock, $0.001 par value per share, of which 18,522,505 were issued and outstanding at March 31, 2007. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, the Company has 6,975,350 shares that are issuable as of March 31, 2007. Including issuable shares, the Company has 25,497,855 shares outstanding and issuable as of March 31, 2007 - See Subsequent Events.

The Company is also authorized to issue 20,000,000 shares of our Series A preferred stock, of which zero are issued and outstanding as of March 31, 2007.

Significant current period changes in stockholders' equity during the three months ended March 31, 2007 consisted of the following:

Common Stock Issuable
---------------------

In March 2006, the Company commenced a private placement offering of the Company's common stock and the offering was completed in March 2007. For the three months ended March 31, 2007, the Company sold 699,800 shares of common stock at $0.50 per share and raised approximately $349,899 in net proceeds. In total for the offering, the Company sold 6,935,350 shares of common stock at $0.50 per share and raised approximately $3,395,892 in net proceeds from this placement. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act (see Subsequent Events).

In March 2007, the Company agreed to issue 40,000 shares of common stock to an employee for an employment bonus. The Company has valued these shares at $0.50 per share, which represents the Company's most recent private placement offering price as of the consulting contract date, or $20,000, based upon the same price utilized for the private placement offering discussed previously. Accordingly, the Company has recorded $20,000 of general and administrative expense in the consolidated
financial statements.   These shares were issued in April 2007.

As a result of the above transactions, the Company has 6,975,350 shares of common stock recorded as common stock issuable as of March 31, 2007 (see Subsequent Events).

6.  RELATED PARTY TRANSACTIONS

Prepaid consulting - related party at March 31, 2007 consisted of the following:

Prepaid consulting from Nortia Capital Partners, Inc.       $  30,675
                                                            =========

                            Knight Energy Corp.
              Notes to Consolidated Financial Statements
                              March 31, 2007
                               (Unaudited)

Effective March 1, 2007, the Company commenced a consulting contract with Nortia Capital Partners, Inc. ("Nortia"), a related company. The consulting contract specifies Nortia to provide financial consulting services to the Company for a consulting fee of $20,000 monthly and during the three months ended March 31, 2007, Nortia invoiced the Company $20,000 for consulting services. Additionally, the Company has prepaid Nortia $30,675 of consulting and classified this as a prepaid consulting - related party at March 31, 2007. The Company's chief executive officer and chief financial officer are officers and directors in Nortia.


Note payable - related party at March 31, 2007 consisted of the following:

Note payable to president of Charles Hill Drilling, Inc.     $  100,000
                                                             ==========

There was no change in the Note payable outstanding balance to president of Hill from December 31, 2006 to March 31, 2007.

7.  SUBSEQUENT EVENTS

On April 11, 2007 and April 12, 2007, respectively, the Board of
Directors and the stockholders approved an amendment to our Articles of Incorporation which increased our authorized capital to a total of 550,000,000 shares of stock, consisting of 50,000,000 shares of Series A preferred stock, $0.001 par value per share, and 500,000,000 shares of common stock, $0.001 par value per share. Additionally, the Board of Directors and the stockholders approved the reorganization of the Corporation by merging the Nevada Corporation with and into Knight Energy Corp, a Maryland corporation and newly formed wholly owned subsidiary of the Corporation ("Knight Maryland"), in accordance with the terms and conditions of the Agreement And Plan Of Merger
(the "Plan") between the Corporation and Knight Maryland. The Plan constituted a plan of reorganization which provided, among other things, for the merger of the Corporation with and into Knight Maryland pursuant to which each stockholder of the Corporation received one share of common stock of Knight Maryland in exchange for each share of common stock of the Corporation that each stockholder owned, and immediately after the merger, there were no other securities of Knight Maryland outstanding. The agreement also designated Knight Maryland as the surviving corporation existing under the laws of the State of Maryland.

On April 25, 2007, the Company commenced a private placement offering of 5,000,000 shares of our common stock at $1.00 per share. The terms of this private placement offering provide that we may allow sales of up to an additional 1,000,000 shares (in excess of 5,000,000 shares) in the offering. The offering will terminate on July 23, 2007 or such earlier or later date that we determine in our sole discretion. Any sales pursuant to this offering will be completed in reliance on exemptions from registration under Section 4(2) of the Exchange Act and Rule 506 of Regulation D.

                            Knight Energy Corp.
              Notes to Consolidated Financial Statements
                              March 31, 2007
                               (Unaudited)


In May 2007, our wholly owned subsidiary Hill repaid a $150,000 loan to a third party as discussed previously under - Notes Payable. The payment was $165,000 representing the $150,000 principal and a $15,000 charge for interest and fees.

In May 2007, all of the 6,975,350 shares issuable as discussed previously in - Stockholders' Equity were issued by the Company's Transfer Agent.
In June 2007, the Company repaid a $60,000 loan to a third party as discussed previously under - Notes Payable. The payment was $66,000 representing the $60,000 principal and a $6,000 charge for interest and fees.

                            Knight Energy Corp.
              Notes to Consolidated Financial Statements
                              March 31, 2007
                               (Unaudited)



Item 2. Management's Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our report on Form 10-SB filed with the SEC.

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in our periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of our growth, that there will be no material adverse competitive or technological change in the condition of our business, that our Chief Executive Officer / Chief Financial Officer, Chief Operating Officer and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting us. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements.
Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

Knight Energy Corp. ("Knight", "we", "us", "our", or the "Company") is a Maryland company formed in March 2006. Our business plan is to acquire, develop, own, operate and otherwise be involved and invest in energy-related businesses, assets and investments, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, the acquisition and operation of drilling rigs and/or gathering systems and/or pipelines for natural gas and/or crude oil, and other related businesses, assets and investments.

We are a reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, as amended, and our shares of common stock are publicly traded on the Pink Sheets under the symbol "KNEC".

RECENT DEVELOPMENTS

On April 11, 2007 and April 12, 2007, respectively, the Board of Directors and the stockholders approved an amendment to our Articles of Incorporation which increased our authorized capital to a total of 550,000,000 shares of stock, consisting of 50,000,000 shares of Series A preferred stock, $0.001 par value per share, and 500,000,000 shares of common stock, $0.001 par value per share. Additionally, the Board of Directors and the stockholders approved the reorganization of the Corporation by merging the Nevada Corporation with and into Knight Energy Corp, a Maryland corporation and newly formed wholly owned subsidiary of the Corporation ("Knight Maryland"), in accordance with the terms and conditions of the Agreement And Plan Of Merger

(the "Plan") between the Corporation and Knight Maryland. The Plan constituted a plan of reorganization which provided, among other things, for the merger of the Corporation with and into Knight Maryland pursuant to which each stockholder of the Corporation received one share of common stock of Knight Maryland in exchange for each share of common stock of the Corporation that each stockholder owned, and immediately after the merger, there were no other securities of Knight Maryland outstanding. The agreement also designated Knight Maryland as the surviving corporation existing under the laws of the State of Maryland.

On April 25, 2007, we commenced a private placement offering of 5,000,000 shares of our common stock at $1.00 per share. The terms of this private placement offering provide that we may allow sales of up to an additional 1,000,000 shares (in excess of 5,000,000 shares) in the offering.
The offering will terminate on July 23, 2007 or such earlier or later date that we determine in our sole discretion. Any sales pursuant to this offering will be completed in reliance on exemptions from registration under Section 4(2) of the Exchange Act and Rule 506 of Regulation D.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to the period from March 2, 2006 (Inception Date) to March 31, 2006

                                                                 From Inception Date
                                          Three Months Ended      of March 2, 2006
                                               March 31,             to March 31,
                                                  2007                    2006
                                          ------------------------------------------
Revenues, net                             $           59,353     $                 -

Operating expenses:
Lease operating costs                                 10,652                       -
Exploration                                                -                       -
Repairs and maintenance                               20,159                   3,089
General and administrative                           144,057                   3,724
Rent                                                   1,484                   1,507
Consulting                                            36,250                 628,115
Professional                                          51,322                       -
Depreciation, depletion, and accretion               129,122                       -
                                          ------------------------------------------
Total operating expenses                             393,046                 636,435
                                          ------------------------------------------

Operating loss                                      (333,693)               (636,435)

Interest expense                                      (2,334)                      -
                                          ------------------------------------------

Net loss                                  $         (336,027)    $          (636,435)
                                          ==========================================

Three Months Ended March 31, 2007
---------------------------------

Revenue:
-------
Revenue was $59,353 for the three months ended March 31, 2007 comprised of $64,034 of natural gas sales less $12,006 of gas royalties and $9,452 of oil sales less $2,127 of oil royalties. The revenue increased $59,353, from none for the period ended March 31, 2006.

Operating Expenses:
------------------
Operating expenses were $393,046 for the three months ended March 31, 2007, primarily from $144,057 of general and administrative, $129,122 of depreciation, depletion, and accretion, $36,250 of consulting and $51,322 of professional. General and administrative was primarily from payroll, $20,000 for stock issued for employment services, and travel expense, consulting was primarily from $36,250 for financial consulting and professional was primarily from $28,917 of accounting and $22,405 of legal.

Other Expense:
-------------
Other expense was $2,334 for the three months ended March 31, 2007, representing interest expense.


Period from March 2, 2006 (Inception Date) to March 31, 2006
------------------------------------------------------------

Revenue:
-------
There was no revenue for the period from March 2, 2006 (Inception Date) to March 31, 2006.

Operating Expenses:
------------------
Operating expenses were $636,435 for the period from March 2, 2006 (Inception Date) to March 31, 2006, primarily from $574,000 related to stock warrants issued to related party consultants and $50,000 related to stock issued to a third party consultant.


Liquidity and Capital Resources

Cash and cash equivalents were $28,624 at March 31, 2007 as compared to $15,544 at December 31, 2006.

Although we believe that our oil and gas operations and the sale of our common stock or issuance of indebtedness will be sufficient for our capital requirements, we cannot provide assurance that this will occur. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from our inability to continue as a going concern.

Operating Activities:  Net cash used in operating activities was $95,827
--------------------
for the three months ended March 31, 2007, primarily from the net loss of $336,027, offset by an increase in accounts payable and accrued expenses.

Investing Activities:  Net cash used in investing activities was $450,992
--------------------
for the three months ended March 31, 2007 consisting of $406,824 of investment in oil in gas properties and $44,168 of purchase of property and equipment.

Financing Activities:  Net cash provided by financing activities was
--------------------
$559,899 for the three months ended March 31, 2007 consisting of $349,899 of proceeds from the sale of common stock and $210,000 from the issuance of notes payable.

Notes payable

Significant current period changes in notes payable during the three months ended March 31, 2007 consisted of the following:

In March 2007, a third party loaned the Company $60,000 for working capital purposes. The loan has an annual interest rate of ten percent (10%) and is to be repaid from the sale of common stock.

In March 2007, a third party loaned our wholly owned subsidiary Charles Hill Drilling, Inc. $150,000 for working capital purposes. The loan was to be repaid within
45 days from the sale of common stock and includes a $15,000 charge representing interest and fees for the loan.

Liquidity

To continue with our business plan, we will require additional working capital and we have not previously generated sufficient cash from our oil and gas operations to fund our operating activities for the next twelve months.

Our ability to continue as a going concern is dependent on the ability to further implement our oil and gas business plan, obtain additional capital, and generate sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If required, the ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

2007 OUTLOOK

Our ability to have a successful oil and gas company is heavily dependent on securing additional capital to supplement the anticipated timeframe required for the oil and gas revenues and cash flows to be sufficient to cover our operating expenses. As a result, we are searching for an alternative means of securing additional capital, which may include the sale of additional shares of our common stock or the issuance of additional debt securities. Additionally, we require additional funds for working capital and for growth opportunities. However, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management or that the additional financing will be available when we require the funds.

If we are unable to obtain additional capital or successfully implement our business strategy, this will have a significant impact on our ability to continue as a going concern.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                    PART II - OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, the Company commenced a private placement offering of the Company's common stock which was completed in March 2007. For the three months ended March 31, 2007, the Company sold 699,800 shares of common stock at $0.50 per share and raised approximately $349,899 in net proceeds. In total for the offering, the Company sold 6,935,350 shares of common stock at $0.50 per share and raised approximately $3,395,892 in net proceeds from this placement. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule
506 of Regulation D promulgated under the Act.

In March 2007, the Company agreed to issue 40,000 shares of common stock to an employee for an employment bonus. The Company has valued these shares at $0.50 per share, which represents the Company's most recent private placement offering price as of the consulting contract date, or $20,000, based upon the same price utilized for the private placement offering discussed previously. Accordingly, the Company has recorded $20,000 of general and administrative expense in the consolidated financial statements. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule
506 of Regulation D promulgated under the Act.

The transactions described above qualified for exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received "restricted securities."

As a result of the above transactions, the Company has 6,975,350 shares of common stock recorded as common stock issuable as of March 31, 2007. In May 2007, all of the 6,975,350 shares issuable were issued by our Transfer Agent.

Item 6. Exhibits

Exhibits

Exhibit     Title
-----------------------------------------------------------


2.1** Agreement and Plan of Merger between Knight Energy Corp., a Nevada corporation, and Knight Energy Corp., a Maryland corporation, dated April 25, 2007

2.2* Stock Exchange Agreement by and among Integrated Technology Group, a Nevada Corporation, and Knight Energy Corp., a Delaware corporation, effective as of June 26, 2006

2.3* Stock Purchase Agreement between Knight Energy Corp. and the Shareholders of Charles Hill Drilling Inc. dated March 16, 2006

2.4+ April 24, 2006 Waiver and Release amending certain payment terms of the March 16, 2006 Stock Purchase Agreement between Knight Energy Corp. and Charles Hill Drilling Inc.

3.1** Articles of Incorporation of Knight Energy Corp. filed with the Maryland Secretary of State on April 25, 2007

3.2** Bylaws for Knight Energy Corp., formerly known as Integrated Technology Group, filed with the Maryland Secretary of State on April 25, 2007

4.1**   Specimen common stock certificate

9.1*** Voting trust agreement between Knight Energy Corp. and Nortia Capital Partners, Inc. dated January 1, 2007

10.1* Employment Agreement by and between Knight Energy Corp. and William J. Bosso effective October 1, 2006

10.2* Employment Agreement by and between Knight Energy Corp. and Bruce A. Hall effective October 1, 2006

10.3* Consulting Service Agreement by and between Knight Energy Corp. and Nortia Capital Partners, Inc. dated March 3, 2006

10.4* Consulting Agreement by and between Knight Energy Corp. and Crescent Fund, LLC dated September 24, 2006

10.5* Consulting Agreement by and between Knight Energy Corp. and Crescent Fund, LLC dated September 24, 2006

10.6*** Consulting Agreement by and between Knight Energy Corp. and
        Lake Capital AG, effective as of March 3, 2006

10.7+ Consulting Agreement by and between Knight Energy Corp. and Com-Advice AG, dated October 2, 2006

10.8 Consulting Agreement by and between Knight Engergy Corp. and Nortia Capital Partners, Inc. dated March 1, 2007.

12.1*** Oil and Gas Property Valuation for Flournoy Lease, Stephens Co.,
        TX, dated September 5, 2006

12.2+ Table from Pinnacle Energy Services, LLC summarizing 2007 reserve estimates for Charles Hill Drilling Inc.

31.1    Certification by Principal Executive Officer

31.2    Certification of Principal Financial Officer

32      Certifications of Principal Executive and Financial Officer
        Pursuant to 906

* Incorporated by reference to the Registrant's registration statement on Form 10-SB filed with the Commission on February 12, 2007.

**   Incorporated by reference to the Registrant's 8-K filed with the
Commission on May 1, 2007.

*** Incorporated by reference to the Registrant's Amendment No. 1 to its registration statement on Form 10-SB filed with the Commission on May 11, 2007.

+    Incorporated by reference to the Registrant's Amendment No. 2 to its registration statement on Form 10-SB filed with the Commission on July 13, 2007.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Knight Energy Corp., in the capacities and on the dates indicated.


NAME AND SIGNATURE        TITLE                            DATE




  /s/ William J. Bosso    Principal Executive Officer      July 18, 2007
------------------------
William J. Bosso


  /s/ Bruce A. Hall
------------------------  Principal Financial Officer      July 18, 2007
Bruce A. Hall