Form 10QSB
period 2007-06-30
Knight Energy Corp.
filed 2007-08-14
CIK 1068660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the Transition Period from ____________ to _________________


                       Commission File Number
                             000-52470

                         KNIGHT ENERGY CORP.
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

           Maryland                                     87-0583192
-------------------------------                     -------------------
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

            Yes [ ]                                No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.0001 par value, 25,497,855 outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one):

            Yes [ ]                                No [X]

                           KNIGHT ENERGY CORP.
                              FORM 10-QSB

                            TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION........................................  1

Item 1. Consolidated Financial Statements.............................  2

Item 2. Management's Discussion and Analysis or Plan of Operation.....  10

Item 3. Controls and Procedures.......................................  14

PART II - OTHER INFORMATION...........................................  14

Item 1.  Legal Proceedings............................................  14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...  15

Item 3. Defaults Upon Senior Securities...............................  15

Item 4. Submission of Matters to a Vote of Security Holders...........  15

Item 5. Other Information.............................................  16

Item 6. Exhibits......................................................  16

SIGNATURES............................................................  17

                     PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Filed herewith are the following consolidated financial statements:

Consolidated Balance Sheets at June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

Consolidated Statements of Operations for the three and six months ended June 30, 2007 (Unaudited) and for the three months ended June 30, 2006 (Unaudited) and from Inception Date of March 2, 2006 to June 30, 2006 (Audited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (Unaudited) and from Inception Date of March 2, 2006 to June 30, 2006 (Audited)

Notes to Consolidated Financial Statements

                 Knight Energy Corp. and Subsidiaries
                     Consolidated Balance Sheets

                   ASSETS
                   ------
                                             (Unaudited)        (Audited)
                                               June 30,        December 31,
                                                 2007              2006
                                            -------------     -------------
Current assets:
Cash and cash equivalents                   $     182,847     $      15,544
Trade receivables                                 129,056            27,609
Prepaid consulting, related party                  61,906             2,040
Other current assets                               40,183            48,478
                                            -------------     -------------
Total current assets                              413,992            93,671

Property and equipment:
Oil and gas properties, successful
  efforts method                                2,483,787         1,105,398
Other property and equipment                    2,530,622         2,140,442
Accumulated depreciation and depletion           (389,123)         (108,631)
                                            -------------     -------------
Property and equipment, net                     4,625,286         3,137,209
                                            -------------     -------------
Total assets                                $   5,039,278     $   3,230,880
                                            =============     =============

                 LIABILITIES
                 -----------

Current liabilities:
Accounts payable                            $     203,368     $     115,734
Accrued expenses                                  404,689           288,212
Note payable - related party                            -           100,000
                                            -------------     -------------
Total current liabilities                         608,057           503,946

Asset retirement obligations                      136,494            80,279
                                            -------------     -------------
Total liabilities                                 744,551           584,225

Commitments and contingencies                           -                 -

             STOCKHOLDERS' EQUITY
             --------------------

Preferred stock, $0.0001 par value,
  50,000,000 shares authorized
  Zero shares issued and outstanding                    -                 -
Common stock, $0.0001 par value,
  500,000,000 shares authorized
  25,497,855 and 18,522,505 shares
  issued and outstanding at June
  30, 2007 and December 31, 2006,
  respectively                                      2,550             1,852
Common stock issuable, $0.0001 par
  value 2,660,980 and 6,235,550 at
  June  30, 2007 and December 31, 2006,
  respectively                                        266               624
Additional paid in capital                      7,148,961         4,568,422
Accumulated deficit                            (2,855,800)       (1,922,993)
Less: Stock subscription receivable                (1,250)           (1,250)
                                            -------------     -------------
Total stockholders' equity                      4,294,727         2,646,655
                                            -------------     -------------
Total liabilities and stockholders' equity  $   5,039,278     $   3,230,880
                                             ============      ============

            The accompanying notes are an integral part of the
                    consolidated financial statements.

                 Knight Energy Corp. and Subsidiaries
                Consolidated Statements of Operations


                                                                                 (Audited)
                                 (Unaudited)                (Unaudited)     From Inception Date
                               Three Months Ended        Six Months Ended     of March 2, 2006
                                    June 30                   June 30,          to June 30,
                               2007          2006               2007                2006
                             ------------------------------------------------------------------
Revenues, net                $   445,128   $       926     $    504,481         $        926

Operating expenses:
Lease operating costs            105,358             -          116,010                    -
Repairs and maintenance           90,543        29,456          110,702               32,545
General and administrative       481,387        17,519          625,444               21,243
Rent                               2,268         1,301            3,752                2,808
Consulting                        86,547        83,554          122,797              711,669
Professional                     104,037        34,356          155,359               34,356
Depreciation, depletion,
  and accretion                  153,172         9,886          282,294                9,886
                             ------------------------------------------------------------------
Total operating expenses       1,023,312       176,072        1,416,358              812,507

Operating loss                  (578,184)     (175,146)        (911,877)            (811,581)

Interest income                      116             -              116                    -
Interest expense                 (18,712)       (7,373)         (21,046)              (7,373)
                             ------------------------------------------------------------------

Net loss                     $  (596,780)  $  (182,519)    $   (932,807)        $   (818,954)
                             ==================================================================


Net loss per share
  - basic and diluted        $     (0.02)  $     (0.01)    $      (0.04)        $      (0.05)
                             ==================================================================

Weighted average shares
   - basic and diluted        27,091,604    16,885,984       26,106,544           16,399,360
                             ==================================================================






















            The accompanying notes are an integral part of the
                    consolidated financial statements.

                 Knight Energy Corp. and Subsidiaries
                Consolidated Statements of Cash Flows


                                            (Unaudited)             (Audited)
                                                               From Inception Date
                                          Six Months Ended      of March 2, 2006
                                             June 30,               to June 30
                                               2007                     2006
                                          ----------------------------------------
Cash Flows From Operating Activities:
Net loss                                  $      (932,807)     $         (818,954)
Adjustments to reconcile net loss to
  net cash used in operations:
    Depreciation and depletion expense            280,492                   9,886
    Accretion expense                               1,802                       -
    Stock issued for consulting                         -                  67,500
    Stock issued for employee bonus                20,000                       -
    Warrant issued for consulting                       -                 574,000
    Imputed interest on shareholder note                -                   7,373
    Trade receivables                            (101,447)                   (926)
    Prepaid consulting, related party             (59,866)                      -
    Other current assets                            8,295                  (7,488)
    Accounts payable                               87,634                  84,965
    Accrued expenses                              116,477                       -
                                          ----------------------------------------
Net Cash Used In Operating Activities            (579,420)                (83,644)

Cash Flows From Investing Activities:
  Cash for acquisition of Charles Hill
    Drilling, Inc., net of cash acquired                -                (349,989)
  Investment in oil and gas properties         (1,323,976)                      -
  Purchase of property and equipment             (390,180)               (385,800)
                                          ----------------------------------------
  Net Cash Used In Investing Activities        (1,714,156)               (735,789)

Cash Flows From Financing Activities:
  Repayment of note payable,
    related party                                (100,000)               (499,000)
  Proceeds from issuance of note
    payable, related party                              -                 170,000
  Proceeds from issuance of note payable          210,000                       -
  Repayment of note payable                      (210,000)                      -
  Stock subscription receivable                         -                  (1,250)
  Proceeds from sale of common stock            2,560,879               1,438,250
  Proceeds from sale of founders'
    common stock                                        -                  13,750
                                          ----------------------------------------
Net Cash Provided By Financing
  Activities                                    2,460,879               1,121,750
                                          ----------------------------------------

Net Increase in Cash                              167,303                 302,317
Cash at Beginning of Period                        15,544                       -
Cash at End of Period                     $       182,847     $           302,317
                                          ========================================








            The accompanying notes are an integral part of the
                    consolidated financial statements.

                 Knight Energy Corp. and Subsidiaries
           Consolidated Statements of Cash Flows (Continued)


                                            (Unaudited)             (Audited)
                                                               From Inception Date
                                          Six Months Ended      of March 2, 2006
                                             June 30,               to June 30
                                               2007                     2006
                                          ----------------------------------------

Supplemental Disclosure of Cash Flow
------------------------------------
Information:
-----------
  Cash paid during the period for:
    Interest                              $         21,047     $                -
                                          ========================================
    Taxes                                 $              -     $                -
                                          ========================================


Supplemental Disclosure of Non-Cash
-----------------------------------
Investing and Financing Transactions:
-------------------------------------
  Acquisition of Charles Hill
    Drilling, Inc.:
  Net assets acquired from acquisition,
    net of cash acquired                                -               1,767,000
  Common stock issued for acquisition                   -                 750,000
  Note payable issued for acquisition                   -                 667,000
  Note payable assumed from
    recapitalization                                    -                  10,000
  Prepayment of note payable in
    property and equipment                              -                  18,000
  Subscription receivable                               -                   1,250
  Capitalized asset retirement
    obligation                                     54,413                       -
























            The accompanying notes are an integral part of the
                    consolidated financial statements.

                 Knight Energy Corp. and Subsidiaries
              Notes to Consolidated Financial Statements
                            June 30, 2007
                             (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the period from Inception Date of March 2, 2006 to December 31, 2006 included in the Company's Amendment No. 2 to Form 10-SB filed with the Securities and Exchange Commission on July 13, 2007 (the "Form 10-SB"). The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.  HISTORY AND NATURE OF BUSINESS

Knight Energy Corp. ("Knight", "we", "us", "our", or the "Company") is a Maryland company formed in March 2006. The Company's business plan is to acquire, develop, own, operate and otherwise be involved and invest in energy-related businesses, assets and investments, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, the acquisition and operation of drilling rigs and/or gathering systems and/or pipelines for natural gas and/or crude oil, and the acquisition of other related businesses, assets and investments.

Commencing March 16, 2006 and finalized on May 31, 2006, Knight acquired a 100% interest in Charles Hill Drilling, Inc. ("Hill"), an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that include proved,
developed non-producing natural gas wells.   Hill Drilling is now a
wholly-owned subsidiary of Knight, and is operating as an oil and gas services company.

In June 2006, the Company executed a stock exchange agreement with Integrated Technology Group, Inc. (ITGI), which, upon closing, resulted in the former stockholders of Knight owning approximately 84 percent of the issued and outstanding common stock of ITGI. In connection with the closing of this transaction, ITGI changed its name to "Knight Energy Corp". The transaction was treated as a recapitalization of the Company.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan which includes obtaining additional capital, and generating sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures and working capital needs. The ability to obtain additional financing from other sources depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in

                 Knight Energy Corp. and Subsidiaries
              Notes to Consolidated Financial Statements
                            June 30, 2007
                             (Unaudited)

further dilution to the current owners of the Company's common stock. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense, and classifies any statutory penalties recognized on a tax position as selling, general and administrative expense. There was no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three months and six months ended June 30, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months and six months ended June 30, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

Net Income (Loss) per Common Share
----------------------------------

Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods.

There were 5,000,000 outstanding warrants that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for the periods presented because their impact was anti-dilutive for the periods presented.

4.  NOTES PAYABLE

Significant current period changes in notes payable during the six months ended June 30, 2007 consisted of the following:

In March 2007, a third party loaned the Company $60,000 for working capital purposes. The loan has an annual interest rate of ten percent
(10%) and was to be repaid from the sale of common stock.   In June
2007, the Company repaid this $60,000 loan to a third party. The payment was $66,000 representing the $60,000 principal and a $6,000 charge for interest and fees.

In March 2007, a third party loaned our wholly-owned subsidiary Hill $150,000 for working capital purposes. The loan was repaid within 45 days from the sale of common stock and includes a $15,000 charge
representing interest and fees for the loan.   In May 2007, our wholly-
owned subsidiary Hill repaid this $150,000 loan to a third party. The payment was $165,000 representing the $150,000 principal and a $15,000 charge for interest and fees.

                 Knight Energy Corp. and Subsidiaries
              Notes to Consolidated Financial Statements
                            June 30, 2007
                             (Unaudited)

5.  NOTE PAYABLE, RELATED PARTY

Significant current period changes in notes payable during the six months ended June 30, 2007 consisted of the following:

The Company repaid a $100,000 loan to a related party in the quarter ended June 30, 2007.

6.  STOCKHOLDERS' EQUITY

On April 12, 2007, 15,950,000 stockholders (constituting a majority of the outstanding common stock) signed written resolutions approving
(i) an amendment to our Articles of Incorporation increasing the authorized capital to a total of 550,000,000 shares of stock, consisting of 50,000,000 shares of A preferred stock, $0.0001 par value per share, and 500,000,000 shares of common stock, $0.0001 par value per share; (ii) the reorganization of the Corporation by merging the Nevada Corporation with and into Knight Energy Corp, a Maryland corporation and newly formed wholly-owned subsidiary of the Corporation ("Knight Maryland"). In accordance with FAS 128, all share and per share amounts have been retroactively adjusted to the beginning of the period to reflect the amendment to our Articles of Incorporation.


Capital Structure
-----------------

The Company is authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 25,497,855 were issued and outstanding at June 30, 2007. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, the Company has 2,660,980 shares that are issuable as of June 30, 2007. Including issuable shares, the Company has 28,158,835 shares outstanding and issuable as of June 30, 2007 - See Subsequent Events.

The Company is also authorized to issue 50,000,000 shares of our Series A preferred stock, of which zero are issued and outstanding as of June 30, 2007.

Significant current period changes in stockholders' equity during the six months ended June 30, 2007 consisted of the following:

Common Stock Issuable
---------------------

In March 2006, the Company commenced a private placement offering of the Company's common stock and the offering was completed in April 2007. For the six months ended June 30, 2007, the Company sold 1,499,800 shares of common stock at $0.50 per share and raised $699,900 in net proceeds. In total for the offering, the Company sold 7,735,350 shares of common stock at $0.50 per share and raised approximately $3,866,345 in net proceeds from this placement. These sales were completed in reliance on exemptions from registration under
Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

In March 2007, the Company agreed to issue 40,000 shares of restricted common stock to an employee for an employment bonus. The Company has valued these shares at $0.50 per share, which represents the offering price of common stock in a private placement offering occurring at the time of this issuance. Accordingly, the Company has recorded $20,000 of general and
administrative expense in the consolidated financial statements.   These
shares were issued in April 2007 in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

In May 2007, the Company commenced a second private placement offering of the Company's common stock. For the six months ended June 30, 2007, the Company sold 1,860,980 shares of common stock at $1.00 per share and raised $1,860,980 in net proceeds. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act (see Subsequent Events).

As a result of the above transactions, the Company has 2,660,980 shares of common stock recorded as common stock issuable as of June 30, 2007.

                 Knight Energy Corp. and Subsidiaries
              Notes to Consolidated Financial Statements
                            June 30, 2007
                             (Unaudited)

7.  RELATED PARTY TRANSACTIONS

Prepaid consulting - related party at June 30, 2007 consisted of the following:

Prepaid consulting from Nortia Capital Partners, Inc. $ 61,906.

Effective March 1, 2007, the Company commenced a consulting contract with Nortia Capital Partners, Inc. ("Nortia"), a related company. The consulting contract specifies Nortia to provide financial consulting services to the Company for a consulting fee of $20,000 monthly and during the six months ended June 30, 2007, Nortia invoiced the Company $80,000 for consulting services. Additionally, the Company has prepaid Nortia $61,906 of consulting and classified this as a prepaid consulting - related party at June 30, 2007. The Company anticipates that the prepaid balance with Nortia will be reduced to zero on or before December 31, 2007. The Company's chief executive officer and chief financial officer are officers and directors of Nortia.

8.  SUBSEQUENT EVENTS

In July 2007, a third party loaned the Company $125,000 which is due and payable in 30 days with a 10% fee or a $137,500 total payback.

In July 2007, the Company's Chief Financial Officer and a director loaned the Company $50,000 which is due in 30 days with a 10% fee or a $55,000 total payback.

From July 1, through August 5, the Company sold 74,000 shares of common stock at $1.00 per share and raised approximately $73,957 in net proceeds.

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

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in our periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends,"
"expects," "plans," "anticipates," "believes," "estimates,"
"predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of our growth, that there will be no material adverse competitive or technological change in condition of our business, that our Chief Executive Officer, Chief Financial Officer and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting us. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

Knight Energy Corp. ("Knight", "we", "us", "our", or the "Company") is a Maryland company formed in March 2006. Our business plan is to acquire, develop, own, operate and otherwise be involved and invest in energy-related businesses, assets and investments, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, the acquisition and operation of drilling rigs and/or gathering systems and/or pipelines for natural gas and/or crude oil, and the acquisition of other related businesses, assets and investments.

We are a reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, as amended, and our shares of common stock are publicly traded on the Pink Sheets under the symbol "KNEC".

RECENT DEVELOPMENTS

In July 2007, a third party loaned the Company $125,000 which is due and payable in 30 days with a 10% fee or a $137,500 total payback.

In July 2007, the Company's Chief Financial Officer and a director loaned the Company $50,000 which is due in 30 days with a 10% fee or a $55,000 total payback.

From July 1, through August 5, the Company sold 74,000 shares of common stock at $1.00 per share and raised approximately $73,957 in net proceeds.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2007 compared to the three months ended June 30, 2006 and the period from March 2, 2006 (Inception Date) to June 30, 2006


                                                                                 (Audited)
                                 (Unaudited)                (Unaudited)     From Inception Date
                               Three Months Ended        Six Months Ended     of March 2, 2006
                                    June 30                   June 30,          to June 30,
                               2007          2006               2007                2006
                             ------------------------------------------------------------------
Revenues, net                $   445,128   $       926     $    504,481         $        926

Operating expenses:
Lease operating costs            105,358             -          116,010                    -
Repairs and maintenance           90,543        29,456          110,702               32,545
General and administrative       481,387        17,519          625,444               21,243
Rent                               2,268         1,301            3,752                2,808
Consulting                        86,547        83,554          122,797              711,669
Professional                     104,037        34,356          155,359               34,356
Depreciation, depletion,
  and accretion                  153,172         9,886          282,294                9,886
                             ------------------------------------------------------------------
Total operating expenses       1,023,312       176,072        1,416,358              812,507

Operating loss                  (578,184)     (175,146)        (911,877)            (811,581)

Interest income                      116             -              116                    -
Interest expense                 (18,712)       (7,373)         (21,046)              (7,373)
                             ------------------------------------------------------------------

Net loss                     $  (596,780)  $  (182,519)    $   (932,807)        $   (818,954)
                             ==================================================================

Three Months Ended June 30, 2007 Compared To the Three Months Ended
June 30, 2006
-------------------------------------------------------------------

Revenues:
--------

Revenues increased $444,202, or 47,970%, to $445,128 for the three months ended June 30, 2007, from $926 for the three months ended June
30, 2006.    Revenues for the three months ended June 30, 2007
comprised of $199,817 of natural gas sales less $37,658 of gas royalties and $342,344 of oil sales less $59,375 of oil royalties. Revenues for the three months ended June 30, 2006 comprised of $926 of natural gas sales less $0 of gas royalties.

Operating Expenses:
------------------

Operating expenses increased $847,240 or 481%, to $1,023,312 for the three months ended June 30, 2007 from $176,072 for the three months ended June 30, 2006. The increase was primarily the result of $463,868 of increased general and administrative expense, $143,286 of increased depreciation, depletion, and accretion expense, $105,358 of lease operating expenses, $69,681 of increased professional fees, and $61,087 of increased repair and maintenance expense.

Other Expense:
-------------

Interest expense increased $11,339 or 154%, to $18,712 for the three months ended June 30, 2007 from $7,373 for the three months ended June 30, 2006. The increase was primarily the result of increased borrowings for the three months ended June 30, 2007 versus the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared To the Period from March 2, 2006 (Inception Date) to June 30, 2006
-------------------------------------------------------------------

Revenues:
--------

Revenues increased $503,555 to $504,481 for the six months
ended June 30, 2007, from $926 for the period from March 2,
2006 (Inception Date) to June 30, 2006.    Revenues for the three
months ended June 30, 2007 comprised of $263,851 of natural gas sales less $49,664 of gas royalties and $351,796 of oil sales less $61,502
of oil royalties.   Revenues for the period from March 2, 2006
(Inception Date) to June 30, 2006 comprised of $926 of natural gas sales less $0 of gas royalties.

Operating Expenses:
------------------

Operating expenses increased $603,851 or 74%, to $1,416,358 for the three months ended June 30, 2007 from $812,507 for the period from March 2, 2006 (Inception Date) to June 30, 2006. The increase was primarily the result of $604,201 of increased general and administration expense, $272,408 of increased depreciation, depletion, and accretion expense, $121,003 of increased professional expense, $116,010 of lease operating expenses, $78,157 of increased repair and maintenance expense, offset by a decrease of $588,872 of consulting expense.

Other Expense:
-------------

Interest expense increased $13,673 or 185%, to $21,046 for the six months ended June 30, 2007 from $7,373 for the period from March 2, 2006 (Inception Date) to June 30, 2006. The increase was primarily the result of increased borrowings for the six months ended June 30, 2007 versus the period from March 2, 2006 (Inception Date) to June 30, 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $182,847 at June 30, 2007 as compared to $15,544 at December 31, 2006.

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

Operating Activities: Net cash used in operating activities was $579,420 for the six months ended June 30, 2007, primarily from the net loss for the period, which was partially offset by an increase in accounts payable of $87,634, and an increase in accrued expenses of $116,477.

Investing Activities: Net cash used in investing activities was $1,714,156 for the six months ended June 30, 2007 consisting of $1,323,976 of investment in oil in gas properties and $390,180 of purchase of property and equipment.

Financing Activities: Net cash provided by financing activities was $2,460,879 for the six months ended June 30, 2007 consisting of $2,560,879 of proceeds from the sale of common stock, partially offset with $100,000 repayment of note payable - related party.

Notes payable

Significant current period changes in notes payable during the six months ended June 30, 2007 consisted of the following:

In March 2007, a third party loaned the Company $60,000 for working capital purposes. The loan has an annual interest rate of ten percent (10%) and was repaid in the quarter ended June 30, 2007.

In March 2007, a third party loaned our wholly-owned subsidiary Hill $150,000 for working capital purposes. The loan was repaid within 45 days and includes a $15,000 charge representing interest and fees for the loan.

Notes payable, Related Party

Significant current period changes in notes payable, related party during the six months ended June 30, 2007 consisted of the following:

In May and June 2007, the Company repaid a $100,000 loan to a related party.

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

2007 OUTLOOK

Our ability to have a successful oil and gas company is heavily dependent on securing additional capital to cover our operational expenses until our oil and gas revenues and cash flows are sufficient to cover these operating expenses. As a result, we are searching for an alternative means of securing additional capital, which may include the sale of additional shares of our common stock or the issuance of additional debt securities. Additionally, we require additional funds for working capital and for growth opportunities. There is no assurance that additional equity or debt financing will be available on terms acceptable to our management or that the additional financing will be available when we require the funds.

If we are unable to obtain additional capital or successfully implement our business strategy, this will have a significant impact on our ability to continue as a going concern.

Item 3. Controls and Procedures.


As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based o this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                     PART II - OTHER INFORMATION


Item 1. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, the Company commenced a private placement offering of the Company's common stock and the offering was completed in April 2007. During the six months ended June 30, 2007, the Company sold 1,499,800 shares of common stock at $0.50 per share and raised $699,900 in net proceeds. Including period prior to January 1, 2007, in total for the offering, the Company sold 7,735,350 shares of common stock at $0.50 per share and raised approximately $3,866,345 in net proceeds from this placement. These sales were completed in reliance on exemptions from registration under
Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. These sales qualified for exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received "restricted securities."

In March 2007, the Company agreed to issue 40,000 shares of restricted Common stock to an employee for an employment bonus. The Company has valued these shares at $0.50 per share, which represents the offering price of common stock in a private placement offering occurring at the time of this issuance. Accordingly, the Company has recorded $20,000 of general and administrative expense in the consolidated financial statements. These shares were issued in April 2007 in reliance on exemptions from registration under Section 4 (2) of the Act and Rule 506 of Regulation D promulgated under the Act. This issuance qualified for exemption from registration because (i) the securities were issued to accredited investors; (ii) the Company did not engage in any general solicitation or advertising to market the securities;
(iii) the purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchaser received "restricted securities."

In May 2007, the Company commenced a second private placement offering of the Company's common stock. For the six months ended June 30, 2007, the Company sold 1,860,980 shares of common stock at $1.00 per share and raised $1,860,980 in net proceeds. As a result of the above transactions, the Company has 2,660,980 shares of common stock recorded as common stock issuable as of June 30, 2007. These sales were completed in reliance on exemptions from registration under Section
4(2) of the Act and Rule 506 of Regulation D promulgated under the Act
(see Subsequent Events). These sales qualified for exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received "restricted securities."


Item 2. Submission of Matters to a Vote of Security Holders

On April 12, 2007, 15,950,000 stockholders (constituting a majority
Of the outstanding common stock) signed written resolutions approving
(i) an amendment to our Articles of Incorporation increasing the authorized capital to a total of 550,000,000 shares of stock, consisting of 50,000,000 shares of A preferred stock, $0.0001 par value per share, and 500,000,000 shares of common stock, $0.0001 par value per share;
(ii) the reorganization of the Corporation by merging the Nevada Corporation with and into Knight Energy Corp, a Maryland corporation and newly formed wholly-owned subsidiary of the Corporation ("Knight Maryland")

Item 3. Exhibits


(a)	Exhibits


31.1   Certification by Principal Executive Officer pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Principal Financial Officer pursuant to
       Section 302 Of the Sarbanes-Oxley Act of 2002.

32 Certifications of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant Caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                Knight Energy Corp.



August 13, 2007			/s/ William J. Bosso
                                --------------------------
                                William J. Bosso
                                Principal Executive Officer



August 13, 2007			/s/ Bruce A. Hall
                                --------------------------
                                Bruce A. Hall
                                Principal Financial Officer