Form 10QSB
period 2007-09-30
Knight Energy Corp.
filed 2007-11-14
CIK 1068660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from       to

Commission file number
000-52470

KNIGHT ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	87-0583192 (I.R.S. Employer Identification No.)

836 Blue Jay Lane
Coppell, TX 75019
(Address of principal executive offices)

972-841-6298
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.0001 par value, 25,497,855 outstanding as of November 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

KNIGHT ENERGY CORP.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Filed herewith are the following consolidated financial statements:

Consolidated Balance Sheets at September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

Consolidated Statements of Operations for the three and nine months ended September 30, 2007 (Unaudited) and for the three months ended September 30, 2006 (Unaudited) and from Inception Date of March 2, 2006 to September 30, 2006 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (Unaudited) and from Inception Date of March 2, 2006 to September 30, 2006 (Unaudited)

Notes to Consolidated Financial Statements

Knight Energy Corp. and Subsidiaries Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$323,861	$15,544
Trade receivables	94,775	27,609
Prepaid consulting, related party	58,000	2,040
Other current assets	11,116	48,478
Total current assets	487,752	93,671

Property and equipment:
Oil and gas properties, successful efforts method	3,227,496	1,105,398
Other property and equipment	2,598,990	2,140,442
Accumulated depreciation and depletion	(427,089)	(108,631)
Property and equipment, net	5,399,397	3,137,209
Total assets	$5,887,149	$3,230,880

LIABILITIES
Current liabilities:
Accounts payable	$299,980	$115,734
Accrued expenses	350,804	288,212
Note payable - related party	-	100,000
Total current liabilities	650,784	503,946

Asset retirement obligations	161,095	80,279
Total liabilities	811,879	584,225

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value, 50,000,000 shares authorized
Zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized
25,497,855 and 18,522,505 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	2,550	1,852
Common stock issuable, $0.0001 par value
4,106,505 and 6,235,550 at September 30, 2007 and December 31, 2006, respectively	411	624
Additional paid in capital	8,344,342	4,568,422
Accumulated deficit	(3,270,783)	(1,922,993)
Less: Stock subscription receivable	(1,250)	(1,250)
Total stockholders’ equity	5,075,270	2,646,655
Total liabilities and stockholders’ equity	$5,887,149	$3,230,880

The accompanying notes are an integral part of the consolidated financial statements.

Knight Energy Corp. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended	From Inception Date of March 2, 2006 to
	September 30,		September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)	(Unaudited)

Revenues, net	$275,312	$11,613	$779,793	$12,539

Operating expenses:
Lease operating costs	63,193	62,454	179,203	94,999
Exploration	9,050	-	9,050	-
Repairs and maintenance	48,602	-	159,304	-
General and administrative	356,892	74,367	982,336	95,610
Rent	3,668	1,747	7,420	4,555
Consulting	86,734	81,200	209,531	792,869
Professional	66,142	112,519	221,501	146,875
Depreciation, depletion, and accretion	38,867	30,528	321,161	40,414
Total operating expenses	673,148	362,815	2,089,506	1,175,322

Operating loss	(397,836)	(351,202)	(1,309,713)	(1,162,783)

Forgiveness of debt	-	10,000	-	10,000
Interest income	353	-	469	-
Interest expense	(17,500)	-	(38,546)	(7,373)

Net loss	$(414,983)	$(341,202)	$(1,347,790)	$(1,160,156)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.06)

Weighted average shares - basic and diluted	28,643,452	22,184,657	26,952,180	18,864,089

The accompanying notes are an integral part of the consolidated financial statements.

Knight Energy Corp. and Subsidiaries Consolidated Statements of Cash Flows

	Nine Months Ended	From Inception Date of March 2, 2006
	September 30,	To September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,347,790)	$(1,160,156)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion expense	318,458	40,414
Accretion expense	2,703	-
Forgiveness of debt	-	(10,000)
Stock issued for consulting	-	67,500
Stock issued for employee bonus	20,000	-
Warrant issued for consulting	-	574,000
Imputed interest on shareholder note	-	7,373
Trade receivables	(67,166)	(13,960)
Prepaid consulting, related party	(55,960)	-
Other current assets	37,362	(6,709)
Accounts payable	(47,318)	74,304
Accrued expenses	62,592	127,611
Net Cash Used In Operating Activities	(1,077,119)	(299,623)

Cash Flows From Investing Activities:
Cash for acquisition of Charles Hill Drilling, Inc., net of cash acquired	-	(349,989)
Investment in oil and gas properties	(1,864,404)	-
Purchase of property and equipment	(406,565)	(977,801)
Net Cash Used In Investing Activities	(2,270,969)	(1,327,790)

Cash Flows From Financing Activities:
Repayment of note payable, related party	(150,000)	(669,000)
Proceeds from issuance of note payable, related party	50,000	170,000
Proceeds from issuance of note payable	335,000	-
Repayment of note payable	(335,000)	-
Proceeds from sale of common stock	3,756,405	2,150,825
Proceeds from sale of founders’ common stock	-	13,750
Net Cash Provided By Financing Activities	3,656,405	1,665,575

Net Increase in Cash	308,317	38,162
Cash at Beginning of Period	15,544	-
Cash at End of Period	$323,861	$38,162

The accompanying notes are an integral part of the consolidated financial statements.

Knight Energy Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30, 2007	From Inception Date of March 2, 2006 To September 30, 2006
	(Unaudited)	(Unaudited)
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$38,547	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Acquisition of Charles Hill Drilling, Inc.:
Net assets acquired from acquisition, net of cash acquired	-	1,767,000
Common stock issued for acquisition	-	750,000
Note payable issued for acquisition	-	667,000
Note payable assumed from recapitalization	-	10,000
Accrued and unpaid property additions	231,564	-
Prepayment of note payable in property and equipment	-	18,000
Capitalized asset retirement obligation	78,113	76,831
Common stock issued for prepaid consulting services	-	37,500

The accompanying notes are an integral part of the consolidated financial statements.

Knight Energy Corp.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the period from Inception Date of March 2, 2006 to December 31, 2006 included in the Company’s Form 10-SB filed with the Securities and Exchange Commission. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. HISTORY AND NATURE OF BUSINESS

Knight Energy Corp. (“Knight”, “we”, “us”, “our”, or the “Company”) is a Maryland corporation formed in March 2006. The Company’s business plan is to acquire, develop, own, operate and otherwise be involved and invest in energy-related businesses, assets and investments, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, the acquisition and operation of drilling rigs and/or gathering systems and/or pipelines for natural gas and/or crude oil, and other related businesses, assets and investments.

Commencing March 16, 2006 and finalized on May 31, 2006, Knight acquired a 100% interest in Charles Hill Drilling, Inc. (“Hill Drilling”), an independent oil and gas services company that owned an executed lease agreement and a drilling rig, among other assets, in Stephens County, Texas. The lease agreement covers approximately 160 acres that included proved developed non-producing natural gas wells. Hill Drilling is now a wholly-owned subsidiary of Knight, and is operating as an oil and gas services company dedicated at this time to activities on behalf of the Company.

In June 2006, the Company executed a stock exchange agreement with Integrated Technology Group, Inc. (ITGI), which, upon closing in November 2006, resulted in the former stockholders of Knight owning approximately 84 percent of the issued and outstanding common stock of ITG. In connection with this transaction, ITG changed its name to ‘‘Knight Energy Corp.” The transaction was treated as a recapitalization of the Company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan which includes obtaining additional capital, and generating sufficient revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The time required for the Company to become profitable is highly uncertain, and we cannot be assured that the Company will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures and working capital needs. The ability to obtain additional financing from other sources depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company’s common stock. The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

Knight Energy Corp.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Impact of Recently Issued Accounting Standards

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three months and nine months ended September 30, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months or nine months ended September 30, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

4. NOTES PAYABLE

In March 2007, a third party loaned the Company $60,000 for working capital purposes. The loan had a ten percent (10%) fee for interest and was to be repaid from the proceeds from the sale of common stock. In June 2007, the Company repaid this $60,000 loan to the third party. The payment was $66,000 representing the $60,000 principal and a $6,000 charge for interest and fees.

Knight Energy Corp.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

In March 2007, a third party loaned our wholly-owned subsidiary Hill Drilling $150,000 for working capital purposes. The loan was repaid within 45 days from the sale of common stock and included a $15,000 charge representing interest and fees for the loan. In May 2007, our wholly-owned subsidiary Hill Drilling repaid this $150,000 loan. The payment was $165,000 representing the $150,000 principal and a $15,000 charge for interest and fees.

In July 2007, a third party loaned the Company $125,000, for working capital purposes. Repayment of the loan was due in 30 days with a 10% fee, resulting in a total $137,500 payback. In September 2007, Hill Drilling repaid this loan. The payment was $137,500 representing the $125,000 principal and a $12,500 charge for interest and fees.

5. NOTES PAYABLE , RELATED PARTY

The Company repaid a $100,000 loan to a related party in the quarter ended June 30, 2007.

In July 2007, the Company’s Chief Financial Officer loaned the Company $50,000 which was due in 30 days with a 10% fee or $55,000 payback. In September 2007, the Company repaid this $50,000 loan to the Company’s Chief Financial Officer. The payment was $55,000 representing the $50,000 principal and a $5,000 charge for interest and fees.

6. STOCKHOLDERS’ EQUITY

In April 2007, (i) the Company increased its authorized capital to a total of 550,000,000 shares of stock, consisting of 50,000,000 shares of A preferred stock, $0.0001 par value per share, and 500,000,000 shares of common stock, $0.0001 par value per share; and (ii) reincorporated as a Maryland corporation (“Knight Maryland”).

Capital Structure

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 25,497,855 shares were issued and outstanding at September 30, 2007. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, the Company has 4,106,505 shares that are issuable as of September 30, 2007. Including issuable shares, as if they were outstanding, the Company has 29,604,360 shares outstanding as of September 30, 2007. See Subsequent Events.

The Company is also authorized to issue 50,000,000 shares of Series A preferred stock, of which none are issued and outstanding as of September 30, 2007.

Knight Energy Corp.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Significant current period changes in stockholders’ equity during the nine months ended September 30, 2007 consisted of the following:

Common Stock Issuable

In March 2006, the Company commenced a private placement offering of the Company’s common stock, which was completed in April 2007. For the nine months ended September 30, 2007, the Company sold 1,686,800 shares of common stock at $0.50 per share and raised $842,787 in net proceeds. In total for the offering, the Company sold 7,735,350 shares of common stock at $0.50 per share and raised approximately $3,866,345 in net proceeds from this placement. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. As of September 30, 2007 the Company had 800,000 shares of common stock recorded as common stock issuable from this $0.50 per share private placement offering.

In March 2007, the Company agreed to issue 40,000 shares of common stock to an employee for an employment bonus. The Company valued these shares at $0.50 per share, which represented the Company’s most recent private placement offering price as of the consulting contract date, or $20,000, based upon the same price utilized for the private placement offering discussed previously. Accordingly, the Company recorded $20,000 of general and administrative expense in the consolidated financial statements. These shares were issued in April 2007.

In May 2007, the Company commenced a second private placement offering of the Company’s common stock. For the nine months ended September 30, 2007, the Company sold 3,306,505 shares of common stock at $1.00 per share and raised $3,306,336 in net proceeds. As of September 30, 2007 the Company had 3,306,505 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act (see Subsequent Events).

As a result of the above transactions, the Company has 4,106,505 shares of common stock recorded as common stock issuable as of September 30, 2007.

7. RELATED PARTY TRANSACTIONS

Effective March 1, 2007, the Company commenced a consulting contract with Nortia Capital Partners, Inc. (“Nortia”), a related company. Pursuant to the consulting contract, Nortia provides financial consulting services to the Company for a consulting fee of $20,000 monthly. For the nine months ended September 30, 2007, Nortia invoiced the Company, and the Company paid Nortia, $140,000 for consulting services. Additionally, the Company has prepaid Nortia $58,000 of consulting fees and classified this as a prepaid consulting - related party at September 30, 2007. The Company’s chief executive officer and chief financial officer are officers, directors and large stockholders of Nortia.

Knight Energy Corp.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

8. SUBSEQUENT EVENTS

Between October 1 and November 9, 2007, the Company sold 1,609,100 shares of common stock at $1.00 per share and raised approximately $1,608,930 in net proceeds in the private placement described above under Note 6.

On November 9, 2007, a third party loaned the Company $200,000, which is due on January 10,2008 with a 15% fee or $230,000 payback, for working capital purposes.

Knight Energy Corp.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-QSB and with our report on Form 10-SB filed with the SEC.

Some of the statements under “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in our periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of our growth, that there will be no material adverse competitive or technological change in condition of our business, that our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting us. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

Knight Energy Corp. (“Knight”, “we”, “us”, “our”, or the “Company”) is a Maryland company formed in March 2006. Our business plan is to acquire, develop, own, operate and otherwise be involved and invest in energy-related businesses, assets and investments, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, the acquisition and operation of drilling rigs and/or gathering systems and/or pipelines for natural gas and/or crude oil, and other related businesses, assets and investments.

We are a reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, as amended, and our shares of common stock are publicly traded on the Pink Sheets under the symbol “KNEC”.

RECENT DEVELOPMENTS

Between October 1 and November 9, 2007, the Company sold 1,609,100 shares of common stock at $1.00 per share and raised approximately $1,608,930 in net proceeds.

Knight Energy Corp.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

On November 9, 2007, a third party loaned the Company $200,000, which is due on January 10,2008 with a 15% fee or $230,000 payback, for working capital purposes.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2007 compared to the three months ended September 30, 2006 and the period from March 2, 2006 (Inception Date) to September 30, 2006

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,	(Unaudited) From Inception Date of March 2, 2006 to September 30,
	2007	2006	2007	2006

Revenues, net	$275,312	$11,613	$779,793	$12,539

Operating expenses:

Lease operating costs	63,193	62,454	179,203	94,999
Exploration	9,050	-	9,050	-
Repairs and maintenance	48,602	-	159,304	-
General and administrative	356,892	74,367	982,336	95,610
Rent	3,668	1,747	7,420	4,555
Consulting	86,734	81,200	209,531	792,869
Professional	66,142	112,519	221,501	146,875
Depreciation, depletion, and accretion	38,867	30,528	321,161	40,414
Total operating expenses	673,148	362,815	2,089,506	1,175,322

Operating loss	(397,836)	(351,202)	(1,309,713)	(1,162,783)

Forgiveness of debt	-	10,000	-	10,000
Interest income	353	-	469	-
Interest expense	(17,500)	-	(38,546)	(7,373)

Net loss	$(414,983)	$(341,202)	$(1,347,790)	$(1,160,156)

Three Months Ended September 30, 2007 Compared To the Three Months Ended September 30, 2006

Revenues:

Revenues increased $263,699, or 2,271%, to $275,312 for the three months ended September 30, 2007, from $11,613 for the three months ended September 30, 2006.  Revenues for the three months ended September 30, 2007 comprised of $167,801 of natural gas sales less $31,500 of gas royalties and $168,180 of oil sales less $29,169 of oil royalties. Revenues for the three months ended September 30, 2006 comprised of $6,273 of natural gas sales less $1,350 of gas royalties and $8,234 of oil sales less $1,544 of oil royalties.

Operating Expenses:

Operating expenses increased $310,333 or 86%, to $673,148 for the three months ended September 30, 2007 from $362,815 for the three months ended September 30, 2006. The increase was primarily the result of $282,525 of increased general and administration expense, $8,8339 increased depreciation, depletion, and accretion expense, $48,602 increased repair and maintenance expense, and offset by $46,377 decreased professional fees.

Other Expense:

Interest expense increased $17,500, to $17,500 for the three months ended September 30, 2007 from $0 for the three months ended September 30, 2006. The increase was primarily the result of increased borrowings for the three months ended September 30, 2007 versus the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared To the Period from March 2, 2006 (Inception Date) to September 30, 2006

Revenues:

Revenues increased $767,254, or 6,119%, to $779,793 for the nine months ended September 30, 2007, from $12,539 for the period from March 2, 2006 (Inception Date) to September 30, 2006.  Revenues for the nine months ended September 30, 2007 comprised of $431,652 of natural gas sales less $81,164 of gas royalties and $519,976 of oil sales less $90,671 of oil royalties.  Revenues for the period from March 2, 2006 (Inception Date) to September 30, 2006 comprised of $7,199 of natural gas sales less $1,350 of gas royalties and $8,234 of oil sales less $1,544 of oil royalties.

Operating Expenses:

Operating expenses increased $914,184, or 78%, to $2,089,506 for the nine months ended September 30, 2007 from $1,175,322 for the period from March 2, 2006 (Inception Date) to September 30, 2006. The increase was primarily the result of $886,726 of increased general and administration expense, $280,747 of increased depreciation, depletion, and accretion expense, $74,626 of increased professional expense, $84,204 of increased lease operating expenses, and $159,304 of increased repair and maintenance expense, partially offset by a decrease of $583,338 consulting expense.

Other Expense:

Interest expense increased $31,173, or 423%, to $38,546 for the nine months ended September 30, 2007 from $7,373 for the period from March 2, 2006 (Inception Date) to September 30, 2006. The increase was primarily the result of increased borrowings for the nine months ended September 30, 2007 versus the period from March 2, 2006 (Inception Date) to September 30, 2006.

Liquidity and Capital Resources

Cash and cash equivalents were $323,861 at September 30, 2007 as compared to $15,544 at December 31, 2006.

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

Operating Activities: Net cash used in operating activities was $1,077,119 for the nine months ended September 30, 2007, primarily from the net loss of $1,347,790, partially offset by an increase in accounts payable and accrued expenses.

Investing Activities: Net cash used in investing activities was $2,270,969 for the nine months ended September 30, 2007, consisting of $1,864,404 of investment in oil in gas properties and $406,565 of purchase of property and equipment.

Financing Activities: Net cash provided by financing activities was $3,656,405 for the nine months ended September 30, 2007, consisting of $3,756,405 of proceeds from the sale of common stock, partially offset with $100,000 repayment of note payable - related party.

Notes payable

Significant current period changes in note payable during the nine months ended September 30, 2007 consisted of the following:

In March 2007, a third party loaned the Company $60,000 for working capital purposes. The loan had a ten percent (10%) fee for interest and was to be repaid from the sale of common stock. In June 2007, the Company repaid this $60,000 loan to the third party. The payment was $66,000, representing the $60,000 principal and a $6,000 charge for interest and fees.

In March 2007, a third party loaned our wholly-owned subsidiary Hill Drilling $150,000 for working capital purposes. The loan was repaid within 45 days from the sale of common stock and included a $15,000 charge representing interest and fees for the loan. In May 2007, our wholly-owned subsidiary Hill Drilling repaid this $150,000 loan to the third party. The payment was $165,000, representing the $150,000 principal and a $15,000 charge for interest and fees.

In July 2007, a third party loaned the Company $125,000, which was due in 30 days with a 10% fee or $137,500 payback, for working capital purposes. In September 2007, our wholly-owned subsidiary Hill Drilling repaid this $125,000 loan. The payment was $137,500, representing the $125,000 principal and a $12,500 charge for interest and fees.

Notes payable, Related Party

Significant current period changes in note payable during the nine months ended September 30, 2007 consisted of the following:

The Company repaid a $100,000 loan to a related party in the quarter ended June 30, 2007.

In July 2007, the Company’s Chief Financial Officer loaned the Company $50,000 which was due in 30 days with a 10% fee resulting in a $55,000 payback. In September 2007, the Company repaid this $50,000 loan to the Company’s Chief Financial Officer. The payment was $55,000 representing the $50,000 principal and a $5,000 charge for interest and fees.

Liquidity

To continue with our business plan, we will require additional capita. We have not previously generated sufficient cash from our oil and gas operations to fund our operations for the next twelve months.

Our ability to continue as a going concern is dependent on our ability to further implement our oil and gas business plan, which requires that we obtain additional capital, either through equity and/or debt financing, or through generating sufficient revenues and cash flows, or through a combination of all the foregoing. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in excessive further dilution to the current owners of our common stock.

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

Item 3. Controls and Procedures.

William J. Bosso, our Chief Executive Officer, and Bruce A. Hall, our Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective.  They have evaluated these controls and procedures as of the date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, the Company commenced a private placement offering of the Company’s common stock, which was completed in April 2007. For the Nine months ended September 30, 2007, the Company sold 1,686,800 shares of common stock at $0.50 per share and raised $842,787 in net proceeds. In total for the offering, the Company sold 7,735,350 shares of common stock at $0.50 per share and raised approximately $3,866,345 in net proceeds from this placement. As of September 30, 2007 the Company had 800,000 shares of common stock recorded as common stock issuable from this $0.50 per share private placement offering. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. These sales qualified for exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received "restricted securities."

In March 2007, the Company agreed to issue 40,000 shares of common stock to an employee for an employment bonus. The Company valued these shares at $0.50 per share, which represented the Company’s most recent private placement offering price as of the consulting contract date, or $20,000, based upon the same price utilized for the private placement offering discussed previously. Accordingly, the Company recorded $20,000 of general and administrative expense in the consolidated financial statements. These shares were issued in April 2007. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. These sales qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the employee was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the employee received "restricted securities."

In May 2007, the Company commenced a second private placement offering of the Company’s common stock. For the nine months ended September 30, 2007, the Company sold 3,306,505 shares of common stock at $1.00 per share and raised $3,306,336 in net proceeds. As of September 30, 2007 the Company had 3,306,505 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act (see Subsequent Events). These sales qualified for exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received "restricted securities."

As a result of the above transactions, the Company has 4,106,505 shares of common stock recorded as common stock issuable as of September 30, 2007.

Item 6. Exhibits

(a) Exhibits

Exhibit	Title

31.1	Certification by Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Principal Executive and Financial Officer Pursuant to 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Knight Energy Corp., in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE

/s/ William J. Bosso William J. Bosso	Principal Executive Officer	November 14, 2007

/s/ Bruce A. Hall Bruce A. Hall	Principal Financial Officer	November 14, 2007