Form 10KSB
period 2007-12-31
Knight Energy Corp.
filed 2008-03-31
CIK 1068660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________

Commission File Number 000-52470

Knight Energy Corp.
(Name of Small Business Issuer in Its Charter)

Maryland	87-0583192
(State or Other Jurisdiction of	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

909 Lake Carolyn Parkway, Suite 850, Irving, TX	75039
(Address of Principal Executive Offices)	(Zip Code)

(972)-401-1133
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value Per Share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State Issuer’s revenues for its most recent fiscal year.  $1,153,160

As of March 15, 2008, the aggregate market value of our common stock, $0.0001 par value, held by non-affiliates was approximately $9,850,384, based on 9,752,855 shares outstanding at $1.01 per share, which was the last reported sales price of the Company’s common stock on the Pink Sheets for such date). (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 15, 2008, there were 25,497,855 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains statements that plan for or anticipate the future, including without limitation statements under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are “forward-looking”.

Because we are a “penny stock”, you cannot rely on the Private Securities Litigation Reform Act of 1995. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the “SEC”). You can identify these forward-looking statements by the use of words such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those described under “RISK FACTORS” in Item 1 of this Annual Report and those detailed from time to time in our filings with the SEC.

We have based the forward-looking statements relating to our operations on management’s current expectations, estimates, and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

•	Changes in general economic and business conditions affecting us;
•	Changes in the assumptions used in making forward-looking statements;
•	Legal or policy developments that diminish our appeal;
•	Changes in our business strategies;
•	Our limited operating history;
•	The degree and nature of our competition;
•	Our ability to employ and retain qualified employees; and
•
The other factors referenced in this Annual Report, including without limitation, under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”

These risks are not exhaustive. Other sections of this Annual Report include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a competitive and changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements are made only as of the date of this Annual Report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

PART I

Item 1. Description of Business
The business of Knight Energy Corp. (“Knight”, “we”, “us”, “our”, “its”), is to acquire, develop, own, operate and otherwise be involved and invest in energy-related businesses, assets and investments, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, the acquisition and operation of drilling rigs and/or gathering systems and/or pipelines for natural gas and/or crude oil, and other related businesses, assets and investments. The Company’s website is www.knightenergycorp.com.

History of Company Development

We were originally formed as a Nevada corporation on May 8, 1998 with the name "The Living Card Corporation." On June 14, 2000, we changed our name to Integrated Technology Group, which we refer to herein as ITG. From formation and until approximately July 2000, we engaged in the creation, development and marketing of unique, educational and low-cost greeting cards.

During 2000, ITG's management decided to exit the greeting card business. Subsequently, in July 2000 ITG acquired all of the issued and outstanding shares of Safe Tire Disposal Corp., a Delaware corporation whose subsidiaries were engaged in the tire recycling business in Texas and Oklahoma. We engaged in this business between July 2000 and early 2003, when we halted operations. In August 2003, we filed a Form 15 with the SEC suspending our reporting obligations, and we were inactive between August 2003 and February 2006.

On March 2, 2006, Knight Energy Corp., a Delaware corporation ("Knight Delaware") was formed. Knight Delaware's business plan is to acquire, develop, own, operate and otherwise be involved and invest in energy-related businesses, assets and investments, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, the acquisition and operation of drilling rigs and/or gathering systems and/or pipelines for natural gas and/or crude oil, and other related businesses, assets and investments.

In June 2006, Knight Delaware and ITG consummated a stock exchange pursuant to which ITG issued shares of its common stock for al of the outstanding shares of Knight Delaware, and Knight Delaware became a wholly-owned subsidiary of ITG. After the stock exchange agreement was signed in June 2006, ITG changed its name to Knight Energy Corp., a Nevada corporation ("Knight Nevada"), and when this transaction closed, Knight Delaware became a wholly-owned subsidiary of Knight Nevada.

In April 2007, the Knight Nevada Board of Directors and a majority of the stockholders approved an amendment to the Knight Nevada Articles of Incorporation increasing the Company's authorized capital to a total of 550,000,000 shares of stock, consisting of 50,000,000 shares of series A preferred stock, $0.0001 par value per share, and 500,000,000 shares of common stock, $0.0001 par value per share.

On April 11, 2007 and April 12, 2007, respectively, the Board of Directors and the stockholders approved the reincorporation of the Company as a Maryland corporation ("Knight Maryland"), which was effective on April 30, 2007.

Our Strategy

Management believes that:

•	Natural gas is an environmentally friendly fuel that will be increasingly valued in the United States;

•	There are a number of natural gas and/or oil and development projects that we are pursuing which will require significant capitalization to complete, explore and develop;

•	We have the ability to assemble the technical and commercial and resources needed to pursue these potential projects; and

•	Our successful development of one or more large potential natural gas or oil projects will create substantial shareholder value.

The principal elements of our strategy to maximize shareholder value are:

Generate growth through drilling. We expect to generate long-term reserve and production growth predominantly through our drilling activities. We anticipate the substantial majority of our future capital expenditures will be directed toward the drilling of wells, although we expect to continue to acquire additional leasehold interests. Initially, we anticipate reserve growth will be our primary focus with a more balanced reserve and production growth profile as we continue to execute our growth strategy.

Manage costs by maximizing operational control. We seek to exert control over our exploration, exploitation and development activities. As the operator of our projects, we have greater control over the amount and timing of the expenditures associated with those activities. As we manage our growth, we are focused on reducing lease operating expenses and general and administrative costs, and finding and development costs on a per mcfe basis. As of December 31, 2007, we operated 100% of our wells, although we may not be able to be operator of all our future projects.

Pursue complementary leasehold interests and property acquisitions. We intend to attempt to supplement our drilling strategy with complementary leasehold interests and property acquisitions.

Current Natural Gas and Oil Projects

We are in the process of building our portfolio of exploration and exploitation projects targeting both oil and natural gas. We believe that there is potential for commercial development in areas where historical drilling attempts resulted in indications of oil and gas but ultimate development was not pursued, and we intend to continue to focus our activities in areas having this profile. We believe that the application of advanced drilling, completion and stimulation technologies combined with a strong commodity pricing environment could make development of our project areas economically viable.

Through Charles Hill Drilling, Inc. (“CHD”), our wholly-owned subsidiary, we control oil and gas leases on approximately 2,200 acres located in Stephens County and Eastland County, Texas. Additionally, we have a right of first refusal on oil and gas leases for approximately 2,600 acres in the same counties. On these leases, we have a total of sixty-six (66) wells with twenty (20) of them producing. As of March 15, 2008, we were receiving an aggregate of approximately 35 barrels of oil and 500,000 mcf of natural gas per day from these 20 producing wells.

In November 2006, we acquired an oil and gas lease covering approximately 1,000 undeveloped acres in the Salt Creek Prospect area of Oklahoma. We intend to conduct a satellite imaging program to further evaluate this acreage. We also intend to pursue acquisitions and/or investment in other energy-related businesses, assets, and/or investments, as opportunities, time and available capital will permit.

Natural Gas and Oil Reserves

The following tables present information as of December 31, 2007 and 2006 with respect to our estimated proved reserves.

Net Proved Reserve Summary and PV-10 Forecast from December 31, 2007
Reserve Categories	Oil (MBO)	Gas (MMCF)	Cash Flow (000’s)	PV-10 (000’s) (c)
PDP (b)	66.7	430.2	$6,704	$3,542
PDBP/PDNP (b)	47.5	188.5	4,355	2,524
PUD (b)	50.6	196.3	3,999	1,945
Total Proved (a)	164.8	815.0	$15,058	$8,011

Net Proved Reserve Summary and PV-10 Forecast from December 31, 2006
Reserve Categories	Oil (MBO)	Gas (MMCF)	Cash Flow ($000’s)	PV-10 ($000’s) (c)
PDP (b)	-	-	$-	$-
PDBP/PDNP (b)	1.4	137.9	959	648
PUD (b)	-	127.5	459	201
Total Proved (a)	1.4	265.4	$1,418	$849

Changes in the Company's proved crude oil and natural gas reserves for the year ended December 31, 2007 were as follows:

	Crude Oil (MBO)	Natural Gas (MMCF)
Proved reserves:

Beginning of the period - December 31, 2006	1.4	265.4

Other	0.6	(138.1)

Revisions of previous estimates	-	(104.8)

Improved recovery	-	-

Purchase of minerals in place	69.3	-

Extensions and discoveries	104.1	885.5

Production	(10.6)	(93.0)

Sale of minerals in place	-	-

End of the period - December 31, 2007	164.8	815.0

(a)
Proved reserves are those quantities of gas that, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable from known reservoirs and under current economic conditions, operating methods and government regulations.

(b)
PDP are developed reserves that are expected to be recovered from existing wells. PDBP are proved developed behind pipe and PDNP are proved non-producing reserves which are proved reserves that are expected to be recovered from existing wells. PUD are provided undeveloped reserves, which are expected to be recovered: (i) from new wells on undrilled acreage; (ii) from deepening existing wells to a different reservoir; or (iii) where a relatively large expenditure is required to re-complete an existing well or install production or transportation facilities for primary or improved recovery projects.

(c)
PV-10 represents the present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proved reserves. The estimated future net revenues were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2007 and 2006. PV-10 is a non-GAAP financial measure because it excludes income tax effects. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP. We have included a reconciliation of PV-10 to the most directly comparable GAAP measure — standardized measure of discounted future net cash flow — in the following table:

	December 31,
	2007	2006
	($000’s)	($000’s)
PV-10 measure of discounted future net cash flows	$8,011.4	$848.7
St Standardized measure of discounted future net cash flows (d)	5,287.5	560.1
Difference between PV-10 and Standardized measures	$2,723.9	$288.6

(d)
The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

Acreage

The following table sets forth as of December 31, 2007 and 2006 the gross and net acres of both developed and undeveloped oil and gas leases that we hold. “Gross” acres are the total number of acres in which we own a working interest. “Net” acres refer to gross acres multiplied by our fractional working interest. Acreage numbers do not include our options to acquire additional leaseholds which have not been exercised.

December 31, 2007

	Developed(a)		Undeveloped(b)		Total
Play/Trend	Gross	Net	Gross	Net	Gross	Net

Texas	1,532	1,532	640	640	2,172	2,172

December 31, 2006

	Developed(a)		Undeveloped(b)		Total
Play/Trend	Gross	Net	Gross	Net	Gross	Net

Texas	0	0	160	160	160	160

(a)
Developed refers to acres that are allocated or assignable to producing wells or wells capable of production. Developed acreage includes acreage having wells shut-in awaiting the addition of infrastructure.

(b)
Undeveloped refers to lease acreage on which wells have not been developed or completed to a point that would permit the production of commercial quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

(c)	In addition to the acreage shown on this table, in November 2006, we acquired a lease covering approximately 1,000 undeveloped acres in Oklahoma.

Production and Price Information

The following tables summarize sales volumes, sales prices, and production cost information for the periods indicated:

	Year Ended December 31,	From Inception Date of March 2, 2006 to December 31,
	2007	2006

Production
Oil (bbls)	10,591	356
Natural gas (mcf)	93,030	4,825
Natural gas equivalent (mcfe)	15,505	804
Total equivalent (bbls)	26,096	1,160

Oil and natural gas sales
Oil sales	$750,456	$20,125
Natural gas sales	653,140	29,125
Total	$1,403,596	$49,250
Average sales price
Oil ($ per bbl)	$70.86	$56.53
Natural gas ($ per mcf)	7.02	6.04
Natural gas equivalent ($ per mcfe)	42.12	36.24

Average production cost
Total equivalent ($ bbls)	$9.94	$2.90

The following table sets forth information at December 31, 2007 and 2006 relating to the productive wells in which we owned a working interest as of that date. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

December 31, 2007	Natural Gas		Oil
Play/Trend	Gross Wells	Net Wells	Gross Wells	Net Wells

Texas	14	14	19	19

December 31, 2006	Natural Gas		Oil
Play/Trend	Gross Wells	Net Wells	Gross Wells	Net Wells

Texas	6	6	6	6

Drilling Activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found and economic value. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return.

		Gross Wells			Net Wells

Period	Type of Well	Productive(b)	Dry(c)	Total	Productive(b)	Dry(c)	Total
Year Ended December 31, 2007	Exploratory(a)	0	0	0	0	0	0
	Texas

	Development(a)	20	0	20	20	0	20
	Texas

		Gross Wells			Net Wells

Period	Type of Well	Productive(b)	Dry(c)	Total	Productive(b)	Dry(c)	Total
From Inception Date of March 2, 2006 to December 31, 2006	Exploratory(a)	2	0	2	2	0	2

	Development(a)	4	0	4	4	0	4
	Texas

(a)
An exploratory well is a well drilled either in search of a new, as yet undiscovered, oil or natural gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A development well is a well drilled within the presently proved productive area of an oil or natural gas reservoir, as indicated by reasonable interpretation of available data, with the objective of being completed in that reservoir.

(b)	A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(c)	A dry well is an exploratory or development well that is not a producing well or a well that has either been plugged or has been converted to another use.

Markets and Customers

The success of our operations is dependent upon prevailing prices for natural gas and oil. The markets for natural gas and oil have historically been volatile and may continue to be volatile in the future. Natural gas and oil prices are beyond our control. However, rising demand for natural gas to fuel power generation and meet increasing environmental requirements has led some industry observers to indicate that long term demand for natural gas is increasing.

We may use different strategies for gas sales depending on the location of the field and the local markets. In some locations, we may use proprietary CO2 reduction units to process our own gas and sell it to nearby local markets. In other cases, we may connect to nearby high pressure transmission pipelines. We are not currently aware of any restraints with respect to pipeline availability. However, because of the nature of natural gas development, there may be periods of time when pipeline capacity is inadequate to meet our transportation needs. It is often the case that as new development comes on-line, pipelines are near or at capacity before new pipelines are built.

We have no firm delivery contract for the delivery of our natural gas sales.

To the extent that we bring new wells on-line and our production volume increases, of which there is no assurance, we will sell the new production in the spot markets or under new monthly base contracts. We expect that we will usually sell in this fashion, partly through firm gas delivery contracts and partly in the spot markets.

Prices for oil and natural gas fluctuate fairly widely based on supply and demand. Supply and demand are influenced by weather, foreign policy and industry practices. For example, demand for natural gas has increased in recent years due to a trend in the power plant industry to move away from using oil and coal as a fuel source to using natural gas, because natural gas is a cleaner fuel. Nonetheless, in light of historical fluctuations in prices, there can be no assurance at what price we will be able to sell our oil and natural gas. It is possible that prices will be low at the time periods in which the wells are most productive, thereby reducing overall returns.

Other Properties

In addition to our properties in Stephens County, Texas, we are currently considering oil and gas drilling opportunities in the Salt Creek Prospect area of Oklahoma. In November 2006, we acquired an oil and gas lease covering approximately 1,000 undeveloped acres in this area, and we intend to conduct a satellite imaging program to further evaluate this acreage.

Competition

The natural gas and oil industry is intensely competitive and speculative in all of its phases. We encounter competition from other natural gas and oil companies in all areas of our operations. In seeking suitable natural gas and oil properties for acquisition, we compete with other companies operating in our areas of interest, including medium and large natural gas and oil companies and other independent operators, which have greater financial resources and have been engaged in the exploration and production business for a much longer time than we have. Many of our competitors also have substantially larger operating staffs than we do. Many of these competitors not only explore for and produce natural gas and oil but also market natural gas and oil and other products on a regional, national or worldwide basis. These competitors may be able to pay more for productive natural gas and oil properties and exploratory prospects, and define, evaluate, bid for and purchase a greater number of properties and prospects than we are able to. In addition, these competitors may have a greater ability to continue exploration activities during periods of low market prices. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to finance and consummate transactions in a highly competitive environment.

The prices of our natural gas and oil production will be controlled by market forces. However, competition in the natural gas and oil exploration industry also exists in the form of competition to acquire leases and obtain favorable transportation prices. We are extremely small, with limited financial resources and may have difficulty acquiring additional acreage and/or projects and may have difficulty arranging for the transportation of our production. We also face competition in obtaining natural gas and oil drilling rigs and in sourcing the manpower to run them and provide related services.

Government Regulation of the Oil and Gas Industry

General.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We currently operate one property. We believe that operations where we own interests comply in all material respects with applicable laws and regulations and that the existence and enforcement of these laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry.

 The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing and by reference to the full text of the laws and regulations described.

Federal Regulation of the Sale and Transportation of Oil and Gas.

Various aspects of our oil and gas operations are or will be regulated by agencies of the federal government. The Federal Energy Regulatory Commission, or FERC, regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or NGA, and the Natural Gas Policy Act of 1978, or NGPA. In the past, the federal government has regulated the prices at which oil and gas could be sold. While ”first sales” by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act.

 The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993, and resulted in a series of orders being issued by FERC requiring interstate pipelines to provide transportation services separately, or “unbundled”, from the pipelines’ sales of gas and to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers.

 We do not believe that we will be affected by these or any other FERC rules or orders materially differently than other natural gas producers and marketers with which we compete.

The FERC also has issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided on those facilities, then those facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. Our anticipated gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although we do not believe that we would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the FERC’s approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

 We conduct certain operations on federal oil and gas leases, which are administered by the Minerals Management Service, or MMS. Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Among other restrictions, the MMS has regulations restricting the flaring or venting of natural gas, and has proposed to amend those regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and operations. The MMS issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases, and was further modified by amendments to the June 2000 MMS rules, effective July 1, 2004. Also, the MMS promulgated new Federal Gas Valuation rules, effective June 1, 2005 (70FR 11869, March 10, 2005) concerning calculation of transportation costs, including the allowed rate of return in the calculation of actual transportation costs in non-arm’s length arrangements and addresses various other related matters. We cannot predict whether this new gas rule will become effective, nor can we predict whether the MMS will take further action on oil and gas valuation matters. However, we do not believe that any such rules will affect us any differently than other producers and marketers of crude oil with which we will compete.

Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC, the MMS, state commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

State Regulation.

Our operations also are subject to regulation at the state and, in some cases, county, municipal and local governmental levels. This regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells and the disposal of fluids used and produced in connection with operations. Our operations also are or will be subject to various conservation laws and regulations. These include (1) the size of drilling and spacing units or proration units, (2) the density of wells that may be drilled, and (3) the unitization or pooling of oil and gas properties. In addition, state conservation laws, which frequently establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but (except as noted above) does not generally entail rate regulation. These regulatory burdens may affect profitability, but we are unable to predict the future cost or impact of complying with such regulations.

Environmental Matters.

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose ”strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations. Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as ”hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs. The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability.

 The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the ”Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a ”hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term ”hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of ”solid wastes” and ”hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of ”hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

 Our operations will involve the use of gas fired compressors to transport collected gas. These compressors are subject to federal and state regulations for the control of air emissions. Title V status for a facility results in significant increased testing, monitoring and administrative and compliance costs. To date, other compressor facilities have not triggered Title V requirements due to the design of the facility and the use of state-of-the-art engines and pollution control equipment that serve to reduce air emissions. However, in the future, additional facilities could become subject to Title V requirements as compressor facilities are expanded or if regulatory interpretations of Title V applicability change. Stack testing and emissions monitoring costs will grow as these facilities are expanded and if they trigger Title V. The U.S. Environmental Protection Agency and some other state environmental agencies have increased their focus on control of minor gas emission leaks from pipelines, compressors, tanks, and related oil and gas production and storage equipment in response to ozone non-attainment requirements increasing the costs and complexity of our operations. We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties.

 Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

 Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Our Employees

As of December 31, 2007, we have 19 full-time employees and no part-time employees. We are not a party to any collective bargaining agreements. We believe that our relations with our employees are good.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. In addition to the other information contained in this report, including risks and uncertainties described elsewhere, you should carefully consider the following risk factors and all of the information contained in this Annual Report in evaluating us or deciding whether to purchase our common stock. The risks and uncertainties described below or elsewhere in this Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and operations. The following list of risk factors should not be considered as all inclusive. If any of the following risks were to occur, our business, financial condition, operating results and cash flows could be materially affected, all of which might cause the trading price of our common stock to decline, and you could lose all or part of any investment you may make in our common stock.

Our actual results may differ materially from those anticipated in our forward-looking statements. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. Refer also to “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this Annual Report.

Risks related to our industry, business and strategy.

We have had limited operations in the past and there is no guarantee that we will be profitable.

Our business was established pursuant to transactions which closed in March and November 2006, and we have a limited operating history. An investment in our securities is subject to all of the risks involved in a newly established business venture, including unanticipated problems, delays, expenses and other difficulties. The development of our business plan will require substantial capital expenditures. Our future financial results will depend primarily on our ability to locate profitable assets and business opportunities, which in turn will be dependent on our ability to manage those activities profitably, on the market prices for oil and natural gas, and on general economic conditions. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

Our operations require large amounts of capital and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our natural gas and oil reserves.

Our current plans require us to make large capital expenditures for the exploration and development of our existing acreage. We expect to spend approximately $3,000,000 on additional drilling and development activities for our fiscal year ending December 31, 2008. We also anticipate that we will need substantial additional capital to pursue other potential projects. Historically, we have funded our capital expenditures through the issuance of equity.

There are no commitments from any source to provide any equity or debt financing. Even if we are able to obtain equity or debt financing, of which there is no assurance, issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. Debt financing, if obtained, could lead to:

•	a substantial portion of our operating cash flow being dedicated to the payment of principal and interest,
•	our being more vulnerable to competitive pressures and economic downturns, and
•	restrictions on our operations.

If we are not able to obtain capital through an equity or debt financing or otherwise, our ability to execute our business plans could be greatly limited. Moreover, we will need to increase our sources of revenue, funding or both to sustain operations for the long run. There is no assurance that this will occur.

We may not discover commercially productive oil and gas reserves, which will impact our ability to meet our business goals.

Our ability to locate reserves is dependent upon a number of factors, including our participation in multiple exploration projects and our technological capability to locate oil and gas in commercial quantities. We cannot predict that we will have the opportunity to participate in projects that economically produce commercial quantities of oil and gas in amounts necessary to create a positive cash flow for the Company or that the projects in which we elect to participate will be successful. There can be no assurance that our planned projects will result in significant reserves or that we will have future success in drilling productive wells at economical reserve replacement costs.

Oil and gas prices are volatile and an extended decline in prices can significantly affect our financial results, impede our growth and hurt our business prospects

Our future profitability and rate of growth and the anticipated carrying value of our oil and gas properties could be affected by the then prevailing market prices for oil and gas. We expect the markets for oil and gas to continue to be volatile. If we are successful in continuing to establish production, any substantial or extended decline in the price of oil or gas could:

•	have a material adverse effect on our results of operations,
•	limit our ability to attract capital,
•	make the formations we are targeting significantly less economically attractive,
•	reduce our cash flow and borrowing capacity, and
•	reduce the value and the amount of any future reserves.

Various factors beyond our control will affect prices of oil and gas, including:

•	worldwide and domestic supplies of oil and gas,
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,
•	political instability or armed conflict in oil or gas producing regions,
•	the price and level of foreign imports,
•	worldwide economic conditions,
•	marketability of production,
•	the level of consumer demand,
•	the price, availability and acceptance of alternative fuels,
•	the availability of processing and pipeline capacity,
•	weather conditions, and
•	actions of federal, state, local and foreign authorities.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. In addition, sales of oil and gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year.

Our exploration and development activities are subject to reservoir and operational risks which may lead to increased costs and decreased production.

The marketability of our oil and gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect our ability to produce and market our oil and natural gas. If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from the sale of production. The availability of markets is beyond our control.

Even when oil and gas is found in what is believed to be commercial quantities, reservoir risks, which may be heightened in new discoveries, may lead to increased costs and decreased production. These risks include the inability to sustain deliverability at commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or other factors that might be encountered. As a result of these types of risks, most lenders will not loan funds secured by reserves from newly discovered reservoirs, which would have a negative impact on our future liquidity. Operational risks include hazards such as fires, explosions, craterings, blowouts (such as the blowout experienced at our initial exploratory well), uncontrollable flows of oil, gas or well fluids, pollution, releases of toxic gas and encountering formations with abnormal pressures. In addition, we may be liable for environmental damage caused by previous owners of property we own or lease. As a result, we may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur substantial losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial condition and results of operations.

We face risks related to title to the leases we enter into that may result in additional costs and affect our operating results.

It is customary in the oil and gas industry to acquire a leasehold interest in a property based upon a preliminary title investigation. If the title to the leases acquired is defective, we could lose the money already spent on acquisition and development, or incur substantial costs to cure the title defect, including any necessary litigation. If a title defect cannot be cured, we will not have the right to participate in the development of or production from the leased properties. In addition, it is possible that the terms of our oil and gas leases may be interpreted differently depending on the state in which the property is located. For instance, royalty calculations can be substantially different from state to state, depending on each state’s interpretation of lease language concerning the costs of production. We cannot guarantee that there will be no litigation concerning the proper interpretation of the terms of our leases. Adverse decisions in any litigation of this kind could result in material costs or the loss of one or more leases.

To the extent that we undertake exploratory drilling, it is a high risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

Exploratory drilling involves numerous risks, including the risk that we will not find any commercially productive oil or gas reservoirs. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

•	unexpected drilling conditions,
•	pressure or irregularities in formations,
•	equipment failures or accidents,
•	adverse weather conditions,
•	compliance with governmental requirements,
•	shortages or delays in the availability of drilling rigs and the delivery of equipment, and
•	shortages of trained oilfield service personnel.

Our future drilling activities may not be successful, nor can we be sure that our overall drilling success rate or our drilling success rate for activities within a particular area will not decline. Unsuccessful drilling activities could have a material adverse effect on our results of operations and financial condition. Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify. Although we have identified a number of potential exploration projects, we cannot be sure that we will ever drill them or that we will produce oil or gas from them or any other potential exploration projects.

Accounting rules may require write-downs, which may result in a charge to earnings.

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. All developmental costs are capitalized. We are predominately engaged in exploration and production activities.

Depreciation and depletion of producing properties is computed on the units-of-production method based on estimated proved oil and natural gas reserves. Depreciation of non-oil and gas properties is over their estimated useful life of three years, using the straight line method. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized. Expenditures less than $1,000, including contract labor, are expensed to operations in the year incurred.

At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from the properties. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal Of Long-Lived Assets, if impairment is necessary, the asset carrying value is written down to fair value. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant unproved properties is assessed and amortized on an aggregate basis. Based upon the Company’s evaluation, no impairment was determined for the period from March 2, 2006 (Inception Date) through December 31, 2006. However, based upon the Company’s evaluation, an impairment of $387,317 was determined as of December 31, 2007 related to several of the Company’s oil and gas leases.

The oil and gas exploration and production industry is highly competitive and many of our competitors have more resources than we do.

We compete in oil and gas exploration with a number of other companies. Many of these competitors have financial and technological resources vastly exceeding those available to us. We cannot be sure that we will be successful in acquiring and developing profitable properties in the face of this competition. In addition, from time to time, there may be competition for, and shortage of, exploration, drilling and production equipment. These shortages could lead to an increase in costs and delays in operations that could have a material adverse effect on our business and our ability to develop our properties. Problems of this nature also could prevent us from producing any oil and gas we discover at the rate we desire to do so.

The oil and gas industry is heavily regulated and costs associated with such regulation could reduce our profitability.

Federal, state and local authorities extensively regulate the oil and gas industry. Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production. State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration. The overall regulatory burden on the industry increases the cost of doing business, which, in turn, decreases profitability.

Our oil and gas operations must comply with complex environmental regulations and such compliance is costly.

Our oil and gas operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. New laws or regulations, or changes to current requirements, could have a material adverse effect on our business. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. We could face significant liabilities to the government and third parties for discharges of oil, natural gas, produced water or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation. We cannot be sure that existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced or altered in the future, will not have a material adverse effect on our results of operations and financial condition.

Technological changes could put us at a competitive disadvantage.

The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at a substantial cost. If other oil and gas exploration and development companies implement new technologies before we do, those companies may be able to provide enhanced capabilities and superior quality compared with what we are able to provide. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If we are unable to utilize the most advanced commercially available technologies, our business could be materially and adversely affected.

Oil and gas sales are seasonal leading to varying cash flow during the year.

Sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. The marketability of our oil and gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could negatively affect our ability to produce and market oil and natural gas. If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from sales of production. The availability of markets and the volatility of product prices are beyond our control and represent a significant risk to us.

Our oil and gas business depends on transportation facilities owned by others.

The marketability of our potential oil and gas production depends in part on the availability, proximity and capacity of pipeline systems owned or operated by third parties. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

Oil and gas reserve estimates may not be accurate.

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates, and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different, and often materially so, from the quantities of oil and natural gas that are ultimately recovered. Furthermore, estimates of quantities of proved reserves and their PV-10 value may be affected by changes in crude oil and natural gas prices because the Company’s quantity estimates are based on prevailing prices at the time of their determination.

Attempts to grow our business could have an adverse effect

Because of our small size, we desire to grow rapidly in order to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur, it will place a significant strain on our financial, technical, operational and administrative resources. As we increase our services and enlarge the number of projects we are evaluating or in which we are participating, there will be additional demands on our financial, technical and administrative resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations.

We are controlled by a small number of large stockholders who may exercise a proportionately larger influence on our strategies and business activities than stockholders with smaller holdings.

We are controlled by a small number of large stockholders who may engage in acts that may be in conflict with the interests of our stockholders with smaller holdings. Collectively, William J. Bosso and Bruce A. Hall, who are officers and directors of the Company, beneficially own 29% of our Common Stock. Accordingly, it is likely that these two officers, directors and stockholders will have a significant influence on the election of our directors and on our management, operations and affairs, with the ability to prevent or cause a change in control.

The failure to complete future acquisitions successfully could reduce earnings and slow growth.

We may not be able to identify properties for acquisition or may not be able to make acquisitions on terms that we consider economically acceptable. There is intense competition for acquisition opportunities in the oil and gas industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our strategy of completing acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to pursue our growth strategy may be hindered if we are not able to obtain financing or regulatory approvals.

Shortages of supplies, equipment and personnel may adversely affect our operations.

Our ability to conduct operations in a timely and cost effective manner depends on the availability of supplies, equipment and personnel. The oil and gas industry is cyclical and experiences periodic shortages of drilling rigs, supplies and experienced personnel. Shortages can delay operations and materially increase operating and capital costs.

Our ability to market the oil and gas that we produce will be essential to our business.

Several factors beyond our control may adversely affect our ability to market the oil and gas that we discover. These factors include the proximity, capacity and availability of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to sell our oil and gas at prices that would result in an adequate return on our invested capital. We currently distribute the oil that we produce through a single pipeline. If this pipeline were to become unavailable, we would incur additional costs to secure a substitute facility in order to deliver the gas that we produce. In addition, although we currently have access to firm transportation for the majority of our current gas production, there is no assurance that we will be able to procure additional transportation on terms satisfactory to us, or at all, to the extent we increase and expand the area or areas of our production.

Shortages of supplies, equipment and personnel may adversely affect our operations.

Our ability to conduct operations in a timely and cost effective manner depends on the availability of supplies, equipment and personnel. The oil and gas industry is cyclical and experiences periodic shortages of drilling rigs, supplies and experienced personnel. Shortages can delay operations and materially increase operating and capital costs.

We will have limited control over the activities on properties we do not operate.

We currently are operator over the oil and gas activities on our properties, but in the future other companies may operate some or many of the properties in which we have an interest. We will have limited ability to influence or control the operation or future development of these non-operated properties. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in these drilling or acquisition activities.

Hedging our production may result in losses.

We currently have no hedging agreements in place. However, we may in the future enter into arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. We may enter into oil and gas hedging contracts in order to increase credit availability. Hedging will expose us to risk of financial loss in some circumstances, including if:

•	production is less than expected,
•	the other party to the contract defaults on its obligations, or
•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

In addition, hedging may limit the benefit we would otherwise receive from increases in the prices of oil and gas. Further, if we do not engage in hedging, we may be more adversely affected by changes in oil and gas prices than our competitors who engage in hedging.

Our officers and directors are engaged in other businesses that result in conflicts of interest with us.

Both of our officers and directors also serve as directors of other companies or have significant shareholdings in other companies. For example, our Chief Executive Officer, William J. Bosso, is the CEO, director and largest shareholder of Nortia Capital Partners, Inc., a former business development company that is now focusing on merchant banking-type services to small, private companies seeking to become publicly held and traded. In addition, our Chief Financial Officer, Bruce A. Hall, is the Chief Financial Officer of Nortia Capital Partners.

Because of Nortia Capital’s ownership of a large amount of our stock, our directors have a conflict of interest in certain situations, and could have additional conflicts of interest in other situations. To the extent that Nortia participates in ventures in which we may participate, or provides us with possible financial resources, these officers and directors will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation. In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors. In accordance with the laws of the State of Nevada, our officers and directors are required to act honestly and in good faith with a view to the best interests of the Company.

We have limited senior management resources, and we need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

Our limited senior management requires them to handle an increasingly large and more diverse amount of responsibility. Expansion of our business would place a significant additional strain on our limited managerial, operational, and financial resources. In such event, we will be required to expand our operational and financial systems and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other oil and gas companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. Our future success will be dependent on our ability to attract and retain key personnel

We do not have a full time Controller

In addition to the other time commitments of our Chief Financial officer and Chief Executive officer, currently do not have a full time Controller. Rather, we utilize an external consultant for recording our accounting information and for assisting in preparing our required SEC reporting requirements including this Form 10-KSB. In addition, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success will be dependent on our ability to attract and retain key personnel

Risks related to our common stock.

There is no active trading market or other liquidity for investors in the common stock.

Although our common stock is currently traded on Pink Sheets, it is a thinly traded stock. There is no active trading market for the common stock and an investor cannot expect to liquidate his or her investment in an orderly manner regardless of the necessity of doing so. Investors should recognize the illiquidity of an investment in the Company.

Even if an active trading market develops, stock prices may be volatile.

It is currently anticipated that even if the trading volume in our common stock increases, the price of the common stock will be low and also may be volatile. Many brokerage firms may not effect transactions and may not deal with low priced securities as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining a market for our securities. In addition, there is no assurance that an investor will be able to use our securities as collateral.

There is no assurance that our common stock will continue to meet the criteria necessary to qualify for listing on the Pink Sheets. Further, there is no assurance that our common stock can be made to meet the criteria necessary to qualify for listing on the NASDAQ or the American Stock Exchange. Even if our common stock does meet the criteria, there is no assurance that our common stock would be accepted for listing on NASDAQ or the American Stock Exchange.

Our common stock is subject to penny stock regulation.

As a penny stock, our common stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the NASDAQ Stock Market or another recognized stock exchange and has a market price of less than $5.00 per share. Depending upon our stock price, we may be included within the SEC Rule 3(a)(51) definition of a penny stock and have our common stock considered to be a “penny stock,” with trading of our common stock covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may also limit the ability of purchasers of our common stock to sell their securities in the secondary market. Our common stock will not be considered a “penny stock” if our net tangible assets exceed $2,000,000 or our average revenue is at least $6,000,000 for the previous three years.

Raising additional capital would dilute existing shareholders.

In order to pursue our business plans, we will need to raise additional capital. If we are able to obtain additional funding through the sale of common stock, the financing would dilute the equity ownership of existing stockholders.

Our Board of Directors can issue preferred stock with terms that are preferential to our common stock.

Our Board of Directors may issue up to 50,000,000 shares of preferred stock without action by our stockholders. Rights or preferences could include, among other things:

•	the establishment of dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders;
•	greater or preferential liquidation rights which could negatively affect the rights of common stockholders; and
•	the right to convert the preferred stock at a rate or price which would have a dilutive effect on the outstanding shares of common stock.

See “Description of Securities—Preferred Stock”.

In addition, any preferred stock that is issued may have rights, including as to dividends, liquidation preferences and voting, that are superior to those of holders of Common Stock.

We have not and do not anticipate paying dividends on our Common Stock.

We have not paid any cash dividends to date with respect to our common stock. We do not anticipate paying dividends on our common stock in the foreseeable future since we will use all of our earnings, if any, to finance expansion of our operations. However, we are authorized to issue preferred stock and may in the future pay dividends on our preferred stock that may be issued.

Item 2. Description of Property.

We do not own any real estate or other physical properties materially important to our operation. Effective February 18, 2008, the Company commenced a lease for Knight’s new headquarters located at 909 Lake Carolyn Parkway, Suite 850, Irving, Texas 75019. The lease term is thirty seven (37) months with base rent monthly payments of $4,913 for year 1, $5,013 for year 2 and $5,111 for year 3 plus payment for the Company’s share of pro-rata operating expenses. The Company paid a security deposit of $20,445 for the lease and was granted a $12 per foot tenant finish out allowance for office changes with an option for the Company to utilize up to $7 per foot as abatement of rent, which the Company will choose.

We also have offices located at 400 Hampton View Court, Alpharetta, Georgia 30004. We do not have a lease and we are not paying rent for this office spaces. It is being provided to the Company by an officer/director free of charge. Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying financial statements.

We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

During the period covered by this Annual Report, and as of the present date, we were not and are not a party to any material legal proceedings, nor were or are we aware of any threatened litigation of a material nature against us, except as set forth below.

Charles Hill Drilling, Inc. (“CHD”), a wholly-owned subsidiary of the Company, sued two former employees in 2007 in the 298th Judicial District Court of Dallas County, Texas, in Cause No. DC-06463-M, for claims arising from the defendants’ acquisition of an oil and gas lease which CHD was intending to acquire for itself. The two defendants worked for CHD prior to the Company’s acquisition of CHD and continued to work for CHD until approximately June 2007.

In or about May 2007, one of the defendants disclosed to CHD’s principal that he had acquired the subject lease in his own name, and conveyed a royalty interest in the lease to the co-defendant, notwithstanding the fact that CHD had been negotiating with the landowner to acquire the lease in CHD’s name. While investigating these developments, CHD also learned that the defendants had made disparaging statements about CHD and its principal to the landowner.

CHD’s claims against the defendants in the lawsuit include breach of contract, fraud, breach of fiduciary duty, tortuous interference with prospective relations, theft of trade secrets and violation of the Texas Civil Theft Liability Act, unfair competition, defamation, civil conspiracy and unjust enrichment under Texas law. CHD is requesting a judgment that it is the lawful owner of the lease, and it is seeking to recover all proceeds or funds attributable to the lease. CHD may also seek to recover shares of the Company that were issued to the defendants in connection with their employment by CHD. CHD is also seeking to recover punitive damages and attorney’s fees as allowed under Texas law. At this point in the litigation, CHD believes that the amount of damages it seeks exceeds $25,000.

Item 4. Submission of Matters to a Vote of Security Holders.
None

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted by Pink Sheets LLC under the symbol “KNEC.” The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Pink Sheets LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ended December 31, 2007
First Quarter	$2.45	$1.70
Second Quarter	$2.65	$2.10
Third Quarter	$2.65	$2.00
Fourth Quarter	$2.40	$1.60

Fiscal Year Ended December 31, 2006
First Quarter	$0.06	$0.04
Second Quarter	$1.85	$0.04
Third Quarter	$2.60	$1.46
Fourth Quarter	$2.75	$1.90

For the fiscal year ending 2006 high and low bid prices above, the first quarter commenced March 2, 2006 (Date of Inception).

On March 28, 2008, the closing bid price for a share our common stock, as reported by Pink Sheets LLC, was $0.84.

Holders

As of March 28, 2008, there were approximately 184 stockholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names. No shares of our preferred stock were issued or outstanding as of December 31, 2007.

Dividends

No cash dividends have been declared or paid on our common stock since our inception. No restrictions limit our ability to pay dividends on our common stock. We do not expect to pay any dividends in the near future.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has no shares of our common stock authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

In May 2007, the Company commenced a second private placement offering of the Company’s common stock. For the year ended December 31, 2007, the Company sold 3,615,030 shares of common stock at $1.00 per share and raised $3,615,032 in gross proceeds. As of December 31, 2007 the Company had 3,615,030 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering. Pursuant to this private placement, between January 1 and March 26, 2008, the Company sold 1,232,900 shares of common stock at $1.00 per share and raised approximately $1,232,810 in net proceeds. These issuances were granted based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company’s reports filed under the Securities Exchange Act of 1934 were made available to the recipients; (iii) each recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she is capable of evaluating the merits and risks of an investment in the Company; and (v) the recipients received “restricted securities” that include a restrictive legend on the certificate.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements included in this Annual Report (the “Financial Statements”), and the accompanying notes thereto, and the other financial information appearing elsewhere in this Annual Report. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. As discussed above, our actual results may differ materially from those anticipated in our forward-looking statements. Please also refer to “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” beginning on page 4 of this Annual Report and “RISK FACTORS” beginning on page 8 of this Annual Report.

OVERVIEW

For a description of the historical development of our business, please refer to “Item 1. Description of Business - History of Company Development” beginning on page 6 of this Annual Report.

RECENT DEVELOPMENTS

As discussed in Item 5: “Recent Sales of Unregistered Securities” of this Annual Report, between January 1 and March 26, 2008, the Company sold 1,232,900 shares of common stock at $1.00 per share, and raised approximately $1,232,810 in net proceeds pursuant to a private placement.

On January 10, 2008, the Company paid the $30,000 fee on the November 9, 2007 third-party note payable and renewed the original note for an additional two months for an additional 15% fee or $230,000 payback, for working capital purposes.

Effective February 18, 2008, the Company commenced a lease for Knight’s new headquarters in Texas. The lease term is thirty seven (37) months with base rent monthly payments of $4,913 for year 1, $5,013 for year 2 and $5,111 for year 3 plus payment for the Company’s share of pro-rata operating expenses. The Company paid a security deposit of $20,445 for the lease and was granted a $12 per foot tenant finish out allowance for office changes with an option for the Company to utilize up to $7 per foot as abatement of rent, which the Company will choose.

In March 2008, the Company agreed to extend the expiration date of warrants held by Nortia Capital Partners, Inc. and Lake Capital, AG to purchase in total, 2,500,000 shares of the Company’s common stock at an exercise price of $.50 and 2,500,000 shares of the Company’s common stock at an exercise price of $1.00. For all of the warrants, the exercise period was extended two years through March 2010.

Critical Accounting Estimates and Policies

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include oil and gas properties, property and equipment, the evaluation of whether our assets are impaired, asset retirement obligations, revenue recognition, the valuation allowance for deferred tax assets, and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information, see Note 3 "Nature of Operations and Summary of Significant Accounting Policies" in the notes to our audited consolidated financial statements contained in this Annual Report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Accounting Estimates

When preparing financial statements in conformity with GAAP, management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements include allocation of the purchase price of assets and liabilities acquired from Charles Hill Drilling Inc., valuation of common stock for services, the impairment of long-lived assets, valuation of the asset retirement obligation and the valuation allowance for deferred tax assets. The actual amounts could differ materially from such estimates.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for its oil and gas properties. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment.

Property and Equipment

The Company’s oil and gas rig is depreciated over its estimated useful life of ten years, using the straight line method. Vehicles are depreciated over their estimated useful life of three years, using the straight line method. Maintenance, repairs and minor replacements are charged to operations in the year incurred.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based upon the Company’s evaluation, no impairment was determined for the period from March 2, 2006 (Inception Date) through December 31, 2006. However, based upon the Company’s evaluation, an impairment of $387,317 was determined as of December 31, 2007 related to several of the Company’s oil and gas leases.

Revenue Recognition

Revenues from sales of crude oil and natural gas are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer. Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of trade receivable, other receivables, other assets and accounts payable approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2007 and 2006.

Valuation of Common Stock Issued for Services

The Company issued common stock for services during the year ended December 31, 2007 and the period from March 2, 2006 (Inception Date) through December 31, 2006. For all of these issuances, valuation was determined based upon the valuation of common stock sold in a recent private placement offering.

Stock-Based Compensation

Effective March 2, 2006 (Inception Date), the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, and recognizes compensation expense for all stock-based payments based on the grant-date fair value.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force 96-18, Accounting for Equity Instruments that Are issued to Other Than Employees For Acquiring, or in Conjunction with Selling, Goods or Services. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

Income Taxes

Income taxes are accounted for under the asset and liability method of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) per Common Share

Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional items to adjust the numerator or denominator in the EPS computations as a result of net losses for all periods presented. Therefore, diluted EPS equals basic EPS. There were 5,000,000 outstanding warrants that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for the period presented because their impact was anti-dilutive for the period presented.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 “Share-Based Payment”. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, “Business Combinations”, and Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Results of Operations

	Year Ended December 31, 2007	From Inception Date of March 2, 2006 thru December 31, 2006
Revenues, net of royalties	$1,153,160	$40,736

Operating expenses:
Lease operating costs	259,292	20,157
Exploration	9,964	47,091
Repair and maintenance	229,619	159,710
General and administrative	1,285,207	316,252
Rent	8,795	7,048
Consulting	282,333	1,062,669
Professional	313,801	241,349
Impairment expense	387,317	-
Depreciation, depletion, and accretion	1,862,735	112,080
Total operating expenses	4,639,063	1,966,356

Operating loss	(3,485,903)	(1,925,620)

Other income (expense):
Forgiveness of debt	-	10,000
Interest income	784	-
Interest expense	(59,104)	-
Interest expense - related party	(5,000)	(7,373)
Total other income (expense)	(63,320)	2,627

Net loss	$(3,549,223)	$(1,922,993)

Net loss per share - basic and diluted	$(0.13)	$(0.09)

Weighted average shares - basic and diluted	27,668,185	20,365,129

Year Ended December 31, 2007 compared to the Period from March 2, 2006 (Inception Date) to December 31, 2006

Revenues:

Revenues increased $1,112,424, or 2,731%, to $1,153,160 for the year ended December 31, 2007, from $40,736 for the period from Inception Date of March 2, 2006 to December 31, 2006. Revenues for the year ended December 31, 2007 were comprised of $750,456 of oil sales less $130,645 of oil royalties and $653,141 of natural gas sales less $119,792 of natural gas royalties. Revenues for the period from Inception Date of March 2, 2006 to December 31, 2006 comprised of $20,792 of oil sales less $3,719 of oil royalties and $29,124 of natural gas sales less $5,461 of natural gas royalties.

Operating Expenses:

Operating expenses increased $2,672,707 or 136%, to $4,639,063 for the year ended December 31, 2007 from $1,966,356 for the period from Inception Date of March 2, 2006 to December 31, 2006. The increase was primarily the result of  a $1,750,655 increase in depreciation, depletion and accretion expense, a $387,317 increase in impairment expense and a $968,955 increase in general and administration expense, offset by a $780,336 decrease in consulting expense. The increase in depreciation, depletion and accretion expense was primarily from a $1,393,798 increase in depletion expense as a result of the December 31, 2007 estimated proved reserves related to certain leases and wells. The increase in impairment expense is related to the Company’s December 31, 2007 impairment analysis for oil and gas leases and wells performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The increase in general and administration expense is primarily related to an increase in compensation and travel expenses. The decrease in consulting is primarily related to 2006 stock issued for consulting for $111,250 and a warrant issued for consulting for $574,000, with no corresponding amount in 2007.

Other Expense:

Other income (expense) increased $65,947 of expense or 2,510%, to $63,320 of expense for the year ended December 31, 2007 from $2,627 of income for the period from March 2, 2006 (Inception Date) to December 31, 2006. The increase was primarily from an increase in interest expense of $64,104 for the year ended December 31, 2007 from $7,373 for the period from March 2, 2006 (Inception Date) to December 31, 2006. The increase in interest expense was primarily the result of increased borrowings on notes payable for the year ended December 31, 2007.

Liquidity and Capital Resources:

Cash and cash equivalents were $11,915 at December 31, 2007 as compared to $15,544 at December 31, 2006 and working capital deficit was $1,568,835 at December 31, 2007 as compared to a working capital deficit of $410,275 at December 31, 2006. The increase in the working capital deficit was primarily from a $637,821 increase in accounts payable and a $320,544 increase in accrued expenses.

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

Operating Activities: Net cash used in operating activities was $968,987 for the year ended December 31, 2007 compared to $786,250 of cash used in operating activities for the period from March 2, 2006 (Inception Date) to December 31, 2006. The increase was primarily from an increase in the net loss from 2006 to 2007 of $1,626,230, a $96,222 increase in trade accounts receivable a $574,000 decrease in warrant issued for consulting and a $111,250 decrease in stock issued for consulting, offset by $1,613,858 increase in depreciation and depletion expense, a $136,797 increase in accretion expense and a $387,317 increase in impairment expense.

Investing Activities: Net cash used in investing activities was $2,988,070 for the year ended December 31, 2007 compared to $1,779,481 of cash used in investing activities for the period from March 2, 2006 (Inception Date) to December 31, 2006. The increase was from an increase of $1,761,949 of investment in oil and gas properties, offset by a $203,371 decrease in purchase of property and equipment and a $349,989 decrease from cash paid as a result of the acquisition of Hill in 2006.

Financing Activities: Net cash provided by financing activities was $3,953,428 for the year ended December 31, 2007 compared to $2,581,275 of cash provided by financing activities for the period from March 2, 2006 (Inception Date) to December 31, 2006. The increase was primarily from a $736,903 increase in proceeds from the sale of common stock and a $100,000 increase in proceeds from the issuance of notes payable, net of repayments.

Debt

NOTES PAYABLE

Note Payable - at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
Note Payable due January 2008, interest and fees at 15%.	$200,000	$-

In March 2007, a third party loaned the Company $60,000 for working capital purposes. The loan had a ten percent (10%) fee for interest and was to be repaid from the proceeds from the sale of common stock. In June 2007, the Company repaid this $60,000 loan to the third party. The payment was $66,000, representing the $60,000 principal and a $6,000 charge for interest and fees.

In March 2007, a third party loaned our wholly-owned subsidiary Charles Hill Drilling, Inc. (“CHD”) $150,000 for working capital purposes. The loan was repaid within 45 days from the sale of common stock and included a $15,000 charge representing interest and fees for the loan. In May 2007, CHD repaid this $150,000 loan. The payment was $165,000 representing the $150,000 principal and a $15,000 charge for interest and fees.

In July 2007, a third party loaned the Company $125,000, for working capital purposes. Repayment of the loan was due in 30 days with a 10% fee, resulting in a total $137,500 payback. In September 2007, CHD repaid this loan. The payment was $137,500 representing the $125,000 principal and a $12,500 charge for interest and fees.

In November 2007, a third party loaned the Company $200,000, for working capital purposes. Repayment of the loan was due in 60 days or in January 2008 with a 15% fee, resulting in a total $230,000 payback. At December 31, 2007, the outstanding principal balance is $200,000.

NOTES PAYABLE, RELATED PARTY

Note Payable - Related Party at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Note Payable to President of Charles Hill Drilling, Inc.	$-	$100,000

In March 2006, the Company acquired CHD and the purchase price included a $700,000 promissory note due and payable 90 days after closing and $200,000 note payable. In relation to the $700,000 promissory note from the acquisition, in April 2006, the Company paid the first installment due of $234,000 to the note holder. In May 2006, the note holder requested that if the Company made the $233,000 second payment earlier than required, the third and final installment of $233,000 would be forgiven. The Company made the second payment early ($215,000 in cash and $18,000 in form of a truck) and as a result, the final $233,000 payment was forgiven and was recorded as an adjustment to the purchase price. Accordingly, there is no longer an amount outstanding for the $700,000 promissory note.

In relation to the $200,000 of cash payments paid quarterly over a one year payment after closing, the first installment was due June 30, 2006 and the remaining three payments due September 30, 2006, December 31, 2006 and March 30, 2007. Knight paid the first $100,000 installments due as of June 30, 2006 and September 30, 2006 for the acquisition described above resulting in an outstanding balance of $100,000 as of December 31, 2006. The Company has recorded the required payments as Note Payable - Related Party as of December 31, 2006.

On September 15, 2006, the Company’s obligation of $10,000 to a related party and the previous largest shareholder of ITGI was forgiven and was recorded as forgiveness of debt

In July 2007, the Company’s Chief Financial Officer loaned the Company $50,000 which was due in 30 days with a 10% fee or $55,000 payback. In September 2007, the Company repaid this $50,000 loan to the Company’s Chief Financial Officer. The payment was $55,000 representing the $50,000 principal and a $5,000 charge for interest and fees.

Equity Financing

In March 2006, our current officers and directors and certain other persons purchased 13,750,000 common shares of Knight Delaware for $.001 per share. In November 2006, we exchanged shares of our common stock on a one-to-one basis for these 13,750,000 Knight Delaware shares. These sales were completed in reliance on exemptions from registration under section 4(2) of the Exchange Act and Rule 506 of Regulation D promulgated thereunder. The shares purchased in March 2006 by our current officers, directors and five percent shareholders are set forth below under “Certain Relationships and Related Transactions.”

In September 2006, the Company issued 75,000 shares of common stock in exchange for financial consulting services owed to a third party to be performed over a six month period beginning September 24, 2006. The share price of $0.50 per share based on the price of common stock sold in a recent private placement offering. This transaction was recorded as $37,500 of prepaid expense and was amortized to consulting expense over a six month period.

As a result of the acquisition of CHD discussed previously, the Company was to issue 1,500,000 shares of common stock as a portion of the purchase price. These shares were issued in December 2006. The share price of $0.50 per share based on the price of common stock sold in a recent private placement offering.

In March 2006, the Company agreed to issue 100,000 shares of common stock to a consultant for equity consulting services related to assisting the Company during the inception and start up of its operations. The Company has valued these shares at $0.50 per share, which represents the Company’s private placement offering price as of the consulting contract date. Accordingly, the Company has recorded $50,000 in consulting expense. These shares were issued in December 2006.

In May 2006, the Company agreed to issue 35,000 shares of common stock to a consultant for consulting services. The Company has valued these shares at $0.50 per share, which represents the Company’s private placement offering price as of the consulting contract date, or $17,500, based upon the same price utilized for the private placement offering discussed previously. Accordingly, the Company has recorded $17,500 of consulting expense in the consolidated financial statements. These shares were issued in December 2006.

In December 2006, the Company issued 50,000 shares of common stock to a consultant for accounting consulting services. The Company has valued these shares at $0.50 per share, which represents the Company’s private placement offering price as of the consulting contract date. Accordingly, the Company has recorded $25,000 of consulting expense in the consolidated financial statements.

In March 2006, the Company commenced a private placement offering of the Company’s common stock, which was completed in April 2007. For the year ended December 31, 2007, the Company sold 1,686,800 shares of common stock at $0.50 per share and raised $842,787 in net proceeds. In total for the offering, the Company sold 7,735,350 shares of common stock at $0.50 per share and raised approximately $3,866,345 in net proceeds from this placement. As of December 31, 2007 the Company had 1,499,800 shares of common stock recorded as common stock issuable from this $0.50 per share private placement offering.

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

In May 2007, the Company commenced a second private placement offering of the Company’s common stock. For the year ended December 31, 2007, the Company sold 3,615,030 shares of common stock at $1.00 per share and raised $3,615,032 in gross proceeds. As of December 31, 2007 the Company had 3,615,030 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering. Subsequently, between January 1 and March 26, 2008, the Company sold 1,232,900 shares of common stock at $1.00 per share and raised approximately $1,232,810 in net proceeds in this private placement.

Liquidity

At December 31, 2007, the Company had a working capital deficit of $1,568,835 and for the year ended December 31, 2007 and for the period from march 2, 2006 (Inception Date) to December 31, 2006, the Company incurred net losses of $3,549,223 and $1,922,993.

Subsequent to year end, from January to March 26, 2008, the Company has obtained approximately $1,232,900 in cash proceeds from a private placement of common stock in order to provide adequate working capital. Additionally, on March 28, 2008, the Company received a firm commitment from a third party for up to $5,000,000 of capital to be received during the fiscal year ended December 31, 2008.

As a result of the additional capital, the Company will utilize the funds for the development of existing leases and wells and as a result, increase oil and gas revenue. Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Developments

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 “Share-Based Payment”. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, “Business Combinations”, and Statement No. 160, “Non-Controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Item 7. Financial Statements.

Our Financial Statements are attached as Appendix A (following the Exhibits) and are hereby incorporated by reference and included as part of this Annual Report. An index to our Financial Statements is provided in response to Item 13 of this Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A (T). Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness(s) identified are:

1.
The Company does not have a full time accounting controller and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

2.
The Company does not have the required technical expertise to properly calculate complex oil and gas required disclosures including impairment of properties, depletion and accretion expense, FAS 109 income taxes and FAS 69 supplemental oil and gas disclosures. As a result, during the audit of the Company’s December 31, 2007 financial statements, the Company’s independent registered public accounting firm proposed several material adjustments to the financial statements of the Company.

Additionally, management determined during its internal control assessment the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution in the near future:

1.
The management of oil and gas leases including a schedule of oil and gas lease agreements and related documents to ensure that the Company has rights to oil and gas, expiration and renewal dates, contractual payments regarding royalties, taxes, improvements, etc. This ensures correct oil and gas capital accounts, revenues and related expenses are calculated correctly by Accounting. Additionally, the Chief Financial Officer should review all oil and gas lease agreements.

2.
The Company should take steps to require that oil and gas expenditures are properly classified into the proper categories such as acquisition costs and intangible and tangible drilling costs. Without this, the Company cannot properly determine the proper recording and disclosure of oil and gas expenditures.

3.
The Company should take steps to ensure that oil and gas inventory is calculated and properly recorded and valued in the general ledger and financial statements. During the audit of the December 31, 2007 financial statements, the independent registered public accounting firm determined that this had not been performed by the Company and proposed an adjustment of approximately $8,000 to the financial statements.

4.
The Company should take steps to enhance the security for bank wire transfers. Currently, the CFO and CEO provide instruction to the part time consultant to initiate a wire transfer. As a security enhancement, the Bank should be required to obtain approval from the CEO or CFO to make the wire transfer.

5.	The Company should take steps to implement a policies and procedures manual.
6.
The Company utilizes an IT remote access server to store of all of the Company’s financial data. Although the data has proper firewall and other security measures implemented, the information is critical for the Company and an internal server at the Company headquarters should be considered.

In order to mitigate all of the above weaknesses(s), to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. Effective immediately, the Company has retained a third party accounting and financial consulting firm to assist with the complex technical oil and gas issues and as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures as described above.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) Of the Exchange Act.

Directors and Executive Officers

The principal occupations of each of our executive officers and directors for at least the past five years are as follows:

Name	Age	Positions Held With The Company	Director Since
William J. Bosso	59	Chief Executive Officer, President and Director	March 2006
Bruce A. Hall	51	Chief Financial Officer, Treasurer, Secretary and Director	March 2006

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

William J. Bossohas served as chief executive officer and a director of the Company since March 2006 Since December 2004, Mr. Bosso has served as chief executive officer of Nortia Capital Partners, Inc., a publicly reporting company. Mr. Bosso has served as a director of Nortia capital Partners, Inc. since October 2004. Mr. Bosso has served as a consultant to privately and publicly held corporations for the past 15 years. From 1992 to 1993, he served as vice president of OCG Technologies, Inc., a medical appliance, healthcare software and medical billing company, and from 1994 to 1997, he served as president and CEO of Affinity Entertainment, Inc., a television and movie company. Prior to that, Mr. Bosso was an account executive with Paine Webber. Mr. Bosso has been a consultant to businesses in the telecommunications, insurance, airline, medical, entertainment, stock transfer, financial communications, restaurant, and golf equipment industries.

Bruce A. Hall has served as chief financial officer and a director of the Company since March 2006. Since May 2003, Mr. Hall has been a consultant providing financial and management services for several public and private companies. Since January 2006, Mr. Hall has been the chief financial officer and a director of Nortia Capital Partners, Inc., a publicly reporting company. From May 2004, to June 207, Mr. Hall, as a consultant, was the interim Chief Financial Officer of RG America, Inc., a publicly traded company that provides a broad array of synergistic products and services that addresses several key financial aspects of the commercial real estate market. From January 2005 to March 2006, Mr. Hall, as a consultant, was the interim Chief Executive Officer and Chief Financial Officer of Dent Zone International, Inc., a private company providing after market services for the automobile market. From May 1999 through May 2003, Mr. Hall was the Chief Financial Officer of Probex Corp., a formerly publicly traded used oil recycling company that filed for protection under Chapter 7 of the United States Bankruptcy Code in May 2003. Previously, he held senior level positions at Recognition Equipment, Inc., and Harris Adacom Corporation, and he was a multi-family housing developer. Mr. Hall began his career in public accounting with Arthur Young & Company, a predecessor of Ernst & Young LLP.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company’s financial statements, the adequacy of the Company’s system of internal controls, the review of the independence, qualifications and performance of the Company’s independent registered public accounting firm, and the performance of the Company’s internal audit function. The Company does not currently have a separately designated standing audit committee. Instead, the Company’s entire Board of Directors is acting as the Company’s Audit Committee. The Company has determined that Mr. Hall qualifies as an “audit committee financial expert.” Mr. Hall is not independent. In connection with its search for independent directors, the Company’s Board of Directors anticipates that it will appoint a separately designated Audit Committee comprised of independent directors, and at least one of the independent directors also will qualify as an“audit committee financial expert” as defined under Item 407 of Regulation S-B of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

On October 1, 2007, the Company adopted a Code of Ethics (the “Code of Ethics”) that applies to its Principal Executive Officer and Principal Financial Officer. A copy of the Code of Ethics is filed as Exhibit 10.1 to this Form 10-KSB. The Code of Ethics is also available free of charge by writing to the Company at 836 Blue Jay Lane, Coppell, Texas 75019. The Code of Ethics establishes procedures for personal investment and restricts certain transactions by our personnel. The Code of Ethics generally does not permit investment by our employees in securities that may be purchased or held by us. Any updates to the Code of Ethics will be disclosed by the Company on a Form 8-K.

Family Relationships

We are unaware of any family relationships within the Company.

Item 10. Executive Compensation.

We provide named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for the named executive officers are determined for each executive based on his or her position and responsibility, and on past individual performance. Salary levels are typically considered annually as part of our performance review process. Merit based increases to salaries of the named executive officers are based on our board of directors’ assessment of the individual’s performance.

The following table shows for the year ended December 31, 2007 and for the period from March 2, 2006 (Inception Date) to December 31, 2006, the compensation awarded (earned) or paid by the Company to its Chief Executive Officer and its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B. For the year ended December 31, 2007, Mr. Bosso and Mr. Hall were our only named executive officers.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
William J. Bosso, Chief Executive Officer	2007 2006	250,000 62,500	- -	- -	- -	- -	- -	69,200 9,000	319,200 71,500

Bruce A. Hall, Chief Executive Officer	2007 2006	150,000 37,500	- - -	- -	- -	- -	- -	41,565 9,000	191,565 46,500
1 Mr. Bosso and Mr. Hall also serve as the sole directors on the Company’s board of directors. Neither Mr. Bosso nor Mr. Hall receives any compensation for these director roles.

2 Salary is total base salary earned, either unpaid and accrued or paid.

3 Mr. Bosso’s “All Other Compensation” for 2007 consisted of (i) $36,000 of expense allowance, (ii) $18,200 of travel expense allowance and (iii) $15,000 of country club dues. For 2006, his “All Other Compensation” consisted of $9,000 of expense allowance. Mr. Hall’s “All Other Compensation” for 2007 consisted of $36,000 of expense allowance, and $5,565 for health insurance benefits. For 2006, his “All Other Compensation” consisted of $9,000 of expense allowance.

We do not have a stock option, stock warrant, retirement, pension, or profit-sharing program for the benefit of directors, officers, or other employees.
No director received any type of compensation from the Company for serving in such capacity during the year ended December 31, 2007 or the period from March 2, 2006 (Inception Date) to December 31, 2006.

Option Grants in Last Fiscal Year

We have no stock options at December 31, 2007 and we do not have a stock option program for the benefit of directors, officers, or other employees.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

We have no stock options at December 31, 2007 and we do not have a stock option program for the benefit of directors, officers, or other employees.

Outstanding Equity Awards at Fiscal Year-End

We do not have a stock option, stock warrant, retirement, pension, or profit-sharing program for the benefit of directors, officers, or other employees and no equity awards are outstanding at December 31, 2007.

Director Compensation

We do not have a formal plan for director compensation. No director received any type of compensation from the Company for serving in such capacity for the year ended December 31, 2007.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Effective October 1, 2006, we entered into an employment agreement with William J. Bosso relating to his service as our Chief Executive Officer. This agreement provides for a term of five years and an annual salary of $250,000 per year. In the event Mr. Bosso is terminated prior to the completion of the five-year term, he is entitled to receive a one time net termination fee of $1,000,000. This employment agreement also provides for Mr. Bosso to receive $3,000 per month for car and local travel related expenses, and, until such time as the Company makes a company-sponsored health insurance plan available to its employees, reimbursement of up to $1,750 per month for health insurance expenses.

Effective October 1, 2006, we entered into an employment agreement with Bruce A. Hall relating to his service as our Chief Financial Officer. This agreement provides for a term of five years and an annual salary of $150,000 per year. In the event Mr. Hall is terminated prior to the completion of the five year-term, he is entitled to receive a one-time net termination fee of $1,000,000. This employment agreement also provides for Mr. Hall to receive $3,000 per month for car and local travel related expenses, and, until such time as the Company makes a company-sponsored health insurance plan available to its employees, reimbursement of up to $1,750 per month for health insurance expenses.

In the future we may implement a retirement savings plan and medical insurance plan covering our officers and other employees.

We do not have any other contractual arrangements with our executive officers or directors, nor do we have any compensatory arrangements with our executive officers other than as described above. Except as described above with respect to Messrs. Bosso and Hall, we have not agreed to make any payments to our named executive officers because of resignation, retirement or any other termination of employment with us or our subsidiaries, or from a change in control of us, or a change in the executive’s responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table summarizes certain information as of March 15, 2008 with respect to the beneficial ownership of our common stock by (1) our directors and executive officers, (2) stockholders known by us to own 5% or more of the shares of our Common Stock, and (3) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws, where applicable, the person named below has voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.

Title of Class	Name and Address of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	William J. Bosso Knight Energy Corp. 400 Hampton View Court Alpharetta GA 30004	6,150,000 (b	)	20%

Common Stock	Bruce A. Hall Knight Energy Corp. 400 Hampton View Court Alpharetta GA 30004	5,000,000 (b	)	16%

Common Stock	All officers and directors as a group (two persons)	7,400,000 (b	)	29%
Common Stock	Eckerd Krsch Verlaengerte Triebstrasse 1 Heddesheim, 68542 Germany	5,930,000 (c	)	19%

Common Stock	Nortia Capital Partners, Inc. Knight Energy Corp. 400 Hampton View Court Alpharetta GA 30004	3,750,000 (b) (g	)	12%

Common Stock	Matthew Henninger Knight Energy Corp. 400 Hampton View Court Alpharetta GA 30004	2,400,000 (d	)	8%

Common Stock	Harrysen Mittler Knight Energy Corp. 400 Hampton View Court Alpharetta GA 30004	2,300,000 (e	)	8%

(a)
Under Rule 13d-3 under the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Offering. As of March 28, 2008, the Company had 25,497,855 shares of common stock issued and outstanding and warrants to purchase 5,300,000 shares of our common stock.

(b)
Includes the 1,250,000 shares and 2,500,000 warrants owned by Nortia Capital Partners, Inc. (“Nortia”), of which Messrs. Bosso, Hall, and Mittler may be considered to be affiliates. The shares of Nortia Capital Partners, Inc. are included six times in this table. In the case of shares owned by Nortia, the named person (other than Nortia) does not have sole voting and investment power.

(c)
Includes 1,250,000 shares and 2,500,000 warrants to purchase shares in the name of Lake Capital AG. Eckerd Kirsch is the natural person with the power to vote and dispose of the securities held by Lake Capital AG. Mr. Kirsch provided assistance to the Company in relation to its formation and the raising of capital.

(d)	Mr. Henninger is the former President and a former director of Nortia Capital Partners, Inc.

(e)	Mr. Mittler is the former chief financial officer and a former director of Nortia Capital Partners, Inc.

(g)
William J. Bosso and Bruce A. Hall serve as the chief executive officer and chief financial officer, respectively, of Nortia Capital Partners, Inc. Mr. Bosso and Mr. Hall, are the natural persons with the power to vote and dispose of the securities held by Nortia Capital Partners, Inc.

We do not have any outstanding equity security plans. We currently have no outstanding options or rights outstanding.

Item 12. Certain Relationships and Related Transactions and Director Independence

Effective March 1, 2007, the Company commenced a consulting contract with Nortia Capital Partners, Inc. (“Nortia”), a related company. Pursuant to the consulting contract, Nortia provides financial consulting services to the Company for a consulting fee of $20,000 monthly. For the year ended December 31, 2007, Nortia invoiced the Company $200,000, and the Company paid Nortia, for consulting services. Additionally, the Company has prepaid Nortia $9,215 of consulting fees and classified this as a prepaid consulting - related party at December 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer are officers and directors of Nortia.

In July 2007, the Company’s Chief Financial Officer loaned the Company $50,000 which was due in 30 days with a 10% fee or $55,000 payback. In September 2007, the Company repaid this $50,000 loan to the Company’s Chief Financial Officer. The payment was $55,000 representing the $50,000 principal and a $5,000 charge for interest and fees.

We currently do not have a lease and we are not paying rent for one of our offices, which is located in our Chief Executive Officer’s home in Georgia. With the exception of direct out-of-pocket costs, such as long distance telephone costs, these offices are being provided to the Company free of charge. The value of the use of this office space and the related value is de minimis. Therefore, with the exception of the direct out-of-pocket expenses being reimbursed by the Company, no expense has been recorded in the consolidated financial statements for the year ended December 31, 2007 or the period from March 2, 2006 (Inception Date) to December 31, 2006.

Effective February 18, 2008, the Company commenced a lease for Knight’s new headquarters located in Texas. The lease term is thirty seven (37) months with base rent monthly payments of $4,913 for year 1, $5,013 for year 2 and $5,111 for year 3 plus payment for the Company’s share of pro-rata operating expenses. The Company paid a security deposit of $20,445 for the lease and was granted a $12 per foot tenant finish out allowance for office changes with an option for the Company to utilize up to $7 per foot as abatement of rent, which the Company will choose.

Other than the transactions described above, we have not entered into any agreements with our officers, directors or stockholders owning five percent or more of our outstanding common stock.

Director Independence

Our common stock trades on the Pink Sheets. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). Under this definition, we have determined that none of our directors currently qualify as independent directors. We do not list the “independent” definition we use on our Internet website.

Item 13. Exhibits

Exhibits are incorporated herein by reference or are filed with this Form 10-KSB as indicated below (numbered in accordance with Item 601 of Regulation S-B):

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger between Knight Energy Corp., a Nevada corporation, and Knight Energy Corp., a Maryland corporation, dated April 25, 2007. (2)

2.2	Stock Exchange Agreement by and among Integrated Technology Group, a Nevada Corporation, and Knight Energy Corp., a Delaware corporation, effective as of June 26, 2006. (1)

2.3	Stock Purchase Agreement between Knight Energy Corp. and the Shareholders of Charles Hill Drilling Inc. dated March 16, 2006. (1)

2.4	April 24, 2006 Waiver and Release amending certain payment terms of the March 16, 2006 Stock Purchase Agreement between Knight Energy Corp. and Charles Hill Drilling Inc. (4)

3.1	Articles of Incorporation of Knight Energy Corp. filed with the Maryland Secretary of State on April 25, 2007. (2)

3.2	Bylaws for Knight Energy Corp., formerly known as Integrated Technology Group, filed with the Maryland Secretary of State on April 25, 2007. (2)

4.1	Specimen common stock certificate. (1)

9.1	Voting trust agreement between Knight Energy Corp. and Nortia Capital Partners, Inc. dated January 1, 2007. (3)

10.1	Employment Agreement by and between Knight Energy Corp. and William J. Bosso effective October 1, 2006. (1)

10.2	Employment Agreement by and between Knight Energy Corp. and Bruce A. Hall effective October 1, 2006. (1)

10.3	Consulting Service Agreement by and between Knight Energy Corp. and Nortia Capital Partners, Inc. dated March 3, 2006. (1)

10.4	Consulting Agreement by and between Knight Energy Corp. and Crescent Fund, LLC dated September 24, 2006. (1)

10.5	Consulting Agreement by and between Knight Energy Corp. and Crescent Fund, LLC dated September 24, 2006. (1)

10.6	Consulting Agreement by and between Knight Energy Corp. and Lake Capital AG, effective as of March 3, 2006. (3)

10.7	Consulting Agreement by and between Knight Energy Corp. and Com-Advice AG, dated October 2, 2007. (4)

14.1	Code of Ethics *

20.1	Oil and Gas Valuation for Flournoy Lease, Stephens Co., TX, dated October 9, 2006. (3)

20.2	Table from Pinnacle Energy Services, LLC summarizing 2007 reserve estimates for Charles Hill Drilling Inc. (4)

20.3
August 15, 2007 Addendum/Update Summary from Pinnacle Energy Services, LLC to October 2006 Report regarding the Valuation of Charles Hill Drilling, Inc.'s Working Interest in Flournoy, Lea & Marcom Leases, Stephens Co., TX. (5)

20.4	June 2007 Reserve Update for Charles Hill Drilling, Inc., a wholly owned subsidiary of Knight Energy Corp., regarding Flournoy, Lea, Marcom Lease Evaluation. (2)

20.5	Oil and Gas Property valuation from Pinnacle Energy Services, LLC for Charles Hill Drilling, Inc. as of December 31, 2007 *

21.1	Subsidiary of Knight Energy Corp. *

31.1	Certification of the Chief Executive Officer of Knight Energy Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Knight Energy Corp. pursuant to Section 302 of the Sarbanes-Act of 2002.*

32.1	Certification of the Chief Executive Officer of Knight Energy Corp. pursuant to Section 906 of the Sarbanes- Act of 2002.*

32.2	Certification of the Chief Financial Officer of Knight Energy Corp. pursuant to Section 906 of the Sarbanes-Act of 2002.*

*  Filed herewith

(1)	Incorporated by reference to the Registrant's registration statement on Form 10-SB filed with the Commission on February 12, 2007.

(2)	Incorporated by reference to the Registrant's 8-K filed with the Commission on May 1, 2007.

(3)	Incorporated by reference to the Registrant's Amendment No. 1 to its registration statement on Form 10-SB filed with the Commission on May 11, 2007.

(4)	Incorporated by reference to the Registrant's Amendment No. 2 to its registration statement on Form 10-SB filed with the Commission on July 13, 2007.

(5)	Incorporated by reference to the Registrant's Amendment No. 3 to its registration statement on Form 10-SB filed with the Commission on August 20, 2007.

Item 14. Principal Accountant Fees And Services

In November 2006, Hein & Associates LLP ("Hein") declined to stand for reelection as the Company's principal public accountant, and the Company engaged Whitley Penn LLP. This change was not the result of any disagreements with Hein, and Hein's report on the financial statements for either of the Company's past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. The decision to engage Whitley Penn LLP was approved by the Company's Board of Directors.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Whitley Penn LLP, in connection with statutory and regulatory filings. For the year ended December 31, 2007 and for the period from March 2, 2006 (Inception Date) to December 31, 2006, fees incurred by the Company were an aggregate of $80,000 and $53,000 respectively, for each quarterly review associated with our Form 10-QSB filings and any amendments thereto and for the annual audit of the Company's financial statements included as part of our Form 10-KSB filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no audit-related fees for the year ended December 31, 2007 and for the period from March 2, 2006 (Inception Date) to December 31, 2006.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. For the year ended December 31, 2007 and for the period from March 2, 2006 (Inception Date) to December 31, 2006, tax service fees incurred by the Company were $8,000 and $7,000 respectively.

All Other Fees: Other fees would include fees for products and services other than the services reported above. There were no other fees during the year ended December 31, 2007 and for the period from March 2, 2006 (Inception Date) to December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTIA CAPITAL PARTNERS, INC.

By:	/s/ William J. Bosso
William J. Bosso
Chief Executive Officer

By:	/s/ Bruce A. Hall
Bruce A. Hall
Chief Financial Officer

Date:	March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Bosso	Chief Executive Officer (Principal Executive	March 31, 2008
William J. Bosso	Officer) and Director

/s/ Bruce A. Hall	Chief Financial Officer (Principal Financial	March 31, 2008
Bruce A. Hall	Officer) and Director

Knight Energy Corp. and Subsidiary

Page No.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2007 and December 31, 2006	F-2

Consolidated Statements of Operations for the Year Ended December 31, 2007 and the Period from March 2, 2006 (Inception Date) to December 31, 2006	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2007 and the Period from March 2, 2006 (Inception Date) to December 31, 2006	F-4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and the Period from March 2, 2006 (Inception Date) to December 31, 2006	F-5

Notes to Consolidated Financial Statements	F-6

Supplemental Oil and Gas Data (Unaudited)	F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Knight Energy Corp.

We have audited the accompanying consolidated balance sheets of Knight Energy, Corp. and subsidiary, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2007 and for the period from March 2, 2006 (Inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knight Energy, Corp. and subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 and for the period from March 2, 2006 (Inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Dallas, Texas
March 31, 2008

Knight Energy Corp. and Subsidiary
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,915	$15,544
Trade receivables	123,831	27,609
Prepaid, related party	9,215	2,040
Inventory	7,634	-
Other current assets	33,091	48,478
Total current assets	185,686	93,671

Land, property and equipment:
Land	24,596	-
Oil and gas properties, successful efforts method	3,784,459	1,105,398
Other property and equipment	2,619,506	2,140,442
Accumulated depreciation and depletion	(1,831,120)	(108,631)
Land, property and equipment, net	4,597,441	3,137,209

Total assets	$4,783,127	$3,230,880

LIABILITIES

Current liabilities:
Accounts payable	$753,555	$115,734
Accrued expenses	608,756	288,212
Note payable	200,000	-
Note payable – related party	-	100,000
Current portion, asset retirement obligations	192,210	-
Total current liabilities	1,754,521	503,946

Long term portion, asset retirement obligations	57,746	80,279

Total liabilities	1,812,267	584,225

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 50,000,000 shares authorized zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized 25,497,855 and 18,522,505 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	2,550	1,852
Common stock issuable, $0.0001 par value, 4,415,030 and 6,235,550 shares issuable at December 31, 2007 and December 31, 2006, respectively	442	624
Additional paid in capital	8,441,334	4,568,422
Accumulated deficit	(5,472,216)	(1,922,993)
Stock subscription receivable	(1,250)	(1,250)
Total stockholders' equity	2,970,860	2,646,655

Total liabilities and stockholders' equity	$4,783,127	$3,230,880

The accompanying notes are an integral part of the consolidated financial statements.

Knight Energy Corp. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31, 2007	From Inception Date of March 2, 2006 thru December 31, 2006
Revenues, net of royalties	$1,153,160	$40,736

Operating expenses:
Lease operating costs	259,292	20,157
Exploration	9,964	47,091
Repair and maintenance	229,619	159,710
General and administrative	1,285,207	316,252
Rent	8,795	7,048
Consulting	282,333	1,062,669
Professional	313,801	241,349
Impairment expense	387,317	-
Depreciation, depletion, and accretion	1,862,735	112,080
Total operating expenses	4,639,063	1,966,356

Operating loss	(3,485,903)	(1,925,620)

Other income (expense):
Forgiveness of debt	-	10,000
Interest income	784	-
Interest expense	(59,104)	-
Interest expense – related party	(5,000)	(7,373)
Total other income (expense)	(63,320)	2,627

Net loss	$(3,549,223)	$(1,922,993)

Net loss per share - basic and diluted	$(0.13)	$(0.09)

Weighted average shares - basic and diluted	27,668,185	20,365,129

The accompanying notes are an integral part of the consolidated financial statements.

Knight Energy Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2007 and Period from March 2, 2006 (Inception Date) to December 31, 2006

							Additional		Stock	Total
	Preferred Stock		Common Stock		Common Stock Issuable		Paid-In	Accumulated	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity

BALANCE AT MARCH 2, 2006 (INCEPTION DATE)	-	$-	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for founders shares - $0.0001 per share	-	-	13,750,000	1,375	-	-	12,375	-	-	13,750
Common stock issued for consulting - $0.50 per share	-	-	260,000	26	-	-	129,974	-	-	130,000
Common stock issued for acquisition - $0.50 per share	-	-	1,500,000	150	-	-	749,850	-	-	750,000
Net purchase price adjustment for acquisitions	-	-	-	-	-	-	(22,000)	-	-	(22,000)
To record imputed interest on shareholder note	-	-	-	-	-	-	7,373	-	-	7,373
Common stock issued for private placement - $0.50 per share	-	-	-	-	6,235,550	624	3,117,151	-	(1,250)	3,116,525
Recapitalization adjustment	-	-	3,012,505	301	-	-	(301)	-	-	-
Stock warrant issued for consulting services	-	-	-	-	-	-	574,000	-	-	574,000
Net loss, March 2, 2006 (Inception Date) to December 31, 2006	-	-	-	-	-	-	-	(1,922,993)	-	(1,922,993)
BALANCE AT DECEMBER 31, 2006	-	$-	18,522,505	$1,852	6,235,550	$624	$4,568,422	$(1,922,993)	$(1,250)	$2,646,655

The accompanying notes are an integral part of the consolidated financial statements

Knight Energy Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Year Ended December 31, 2007 and Period from March 2, 2006 (Inception Date) to December 31, 2006

							Additional		Stock	Total
	Preferred Stock		Common Stock		Common Stock Issuable		Paid-In	Accumulated	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity

BALANCE AT DECEMBER 31, 2006	-	$-	18,522,505	$1,852	6,235,550	$624	$4,568,422	$(1,922,993)	$(1,250)	$2,646,655

Subscribed stock issued	-	-	6,975,350	698	(6,975,350)	(698)	-	-	-	-
Common stock issued for employee bonus - $0.50 per share	-	-	-	-	40,000	4	19,996	-	-	20,000
Common stock issued for private placement - $0.50 per share	-	-	-	-	1,499,800	150	749,749	-	-	749,899
Common stock issued for private placement - $1.00 per share	-	-	-	-	3,615,030	362	3,614,670	-	-	3,615,032
Equity placement fees	-	-	-	-	-	-	(511,503)	-	-	(511,503)
Net loss, year ended December 31, 2007	-	-	-	-	-	-	-	(3,549,223)	-	(3,549,223)
BALANCE AT DECEMBER 31, 2007	-	$-	25,497,855	$2,550	4,415,030	$442	$8,441,334	$(5,472,216)	$(1,250)	$2,970,860

The accompanying notes are an integral part of the consolidated financial statements

Knight Energy Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31, 2007	From Inception Date of March 2, 2006 thru December 31, 2006
Cash Flows From Operating Activities:
Net loss	$(3,549,223)	$(1,922,993)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion expense	1,722,489	108,631
Accretion expense	140,246	3,449
Forgiveness of debt	-	(10,000)
Impairment expense	387,317	-
Stock issued for consulting	-	111,250
Stock issued for employee bonus	20,000	-
Stock warrant issued for consulting	-	574,000
Imputed interest on shareholder note	-	7,373
Changes in operating assets and liabilities:
Trade receivables	(96,222)	(27,609)
Other receivables	-	(2,040)
Prepaid, related party	(7,175)	-
Inventory	(7,634)	-
Other current assets	15,387	(15,748)
Accounts payable	85,284	99,225
Accrued expenses	320,544	288,212
Net cash used in operating activities	(968,987)	(786,250)

Cash Flows From Investing Activities:
Cash for acquisition of Charles Hill Drilling, Inc., net of cash acquired	-	(349,989)
Investment in oil and gas properties	(2,485,525)	(723,576)
Purchase of property and equipment	(502,545)	(705,916)
Net cash used in investing activities	(2,988,070)	(1,779,481)

Cash Flows From Financing Activities:
Repayment of note payable - related party	(150,000)	(719,000)
Proceeds from issuance of note payable - related party	50,000	170,000
Proceeds from issuance of note payable	535,000	-
Repayment of note payable	(335,000)	-
Proceeds from sale of common stock	3,853,428	3,116,525
Proceeds from sale of founders' common stock	-	13,750
Net cash provided by financing activities	3,953,428	2,581,275

Net Increase (Decrease) in Cash	$(3,629)	$15,544
Cash at Beginning of year / period	15,544	-
Cash at End of year / period	$11,915	$15,544

The accompanying notes are an integral part of the consolidated financial statements

Knight Energy Corp. and Subsidiary
Consolidated Statement of Changes in Cash Flows (Continued)

	Year Ended December 31, 2007	From Inception Date of March 2, 2006 thru December 31, 2006
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$39,605	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Transactions
Net assets acquired from acquisition , net of cash acquired	$-	$1,767,000
Common stock issued for acquisition	-	750,000
Note payable issued for acquisition	-	667,000
Accrued and unpaid property additions	552,537	-
Note payable assumed from recapitalization	-	10,000
Capitalized asset retirement obligation	29,431	76,831
Common stock issued for prepaid consulting services	-	18,750
Prepayment of note payable in property and equipment	-	18,000
Stock subscription receivable	-	1,250

The accompanying notes are an integral part of the consolidated financial statements

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1. HISTORY AND NATURE OF BUSINESS

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

We were originally formed as a Nevada corporation on May 8, 1998 with the name "The Living Card Corporation." On June 14, 2000, we changed our name to Integrated Technology Group, which we refer to herein as ITG. From formation and until approximately July 2000, we engaged in the creation, development and marketing of unique, educational and low-cost greeting cards.

During 2000, ITG's management decided to exit the greeting card business. Subsequently, in July 2000 ITG acquired all of the issued and outstanding shares of Safe Tire Disposal Corp., a Delaware corporation whose subsidiaries were engaged in the tire recycling business in Texas and Oklahoma. We engaged in this business between July 2000 and early 2003, when we halted operations. In August 2003, we filed a Form 15 with the SEC suspending our reporting obligations, and we were inactive between August 2003 and February 2006.

On March 2, 2006, Knight Energy Corp., a Delaware corporation ("Knight Delaware") was formed. Knight Delaware's business plan is to acquire, develop, own, operate and otherwise be involved and invest in energy-related businesses, assets and investments, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, the acquisition and operation of drilling rigs and/or gathering systems and/or pipelines for natural gas and/or crude oil, and other related businesses, assets and investments.

Commencing March 16, 2006 and finalized on May 31, 2006, Knight acquired a 100% interest in Charles Hill Drilling, Inc. (“Hill”), an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas. The lease agreement contains approximately 160 acres that include proved, developed non-producing natural gas wells. Hill is now a wholly owned subsidiary of Knight, and is operating as an oil and gas services company.

In June 2006, Knight Delaware executed a definitive stock exchange agreement with ITG. Upon the closing of this agreement in November 2006, Knight Delaware was merged into ITG with ITG as the survivor. The business purpose of this agreement was to merge Knight Delaware into an entity that had been subject to the SEC's periodic reporting requirements so that the incorporators of Knight Delaware could reinitiate these periodic reporting requirements, and subsequently report Knight Delaware's operations in SEC periodic reports. After the agreement was signed in June 2006, ITG changed its name to Knight Energy Corp., a Nevada corporation ("Knight Nevada"), and when this transaction closed, Knight Delaware became a wholly owned subsidiary of Knight Nevada. The transaction was treated as a recapitalization of the Company and is further discussed in Note 5 - Recapitalization.

In April 2007, the Knight Nevada Board of Directors and a majority of the stockholders approved an amendment to the Knight Nevada Articles of Incorporation increasing the Company's authorized capital to a total of 550,000,000 shares of stock, consisting of 50,000,000 shares of series A preferred stock, $0.0001 par value per share, and 500,000,000 shares of common stock, $0.0001 par value per share.

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Additionally, on April 11, 2007 and April 12, 2007, respectively, the Board of Directors and the stockholders approved the reincorporation of the Company as a Maryland corporation ("Knight Maryland"), which was effective on April 30, 2007. The shares converted in this transaction were exempt from registration under the Securities Act of 1933 (the "Securities Act") by virtue of Rule 145(a)(2) of the Securities Act.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for annual financial information and with the instructions to Form 10-KSB of Regulation S-B.

At December 31, 2007, the Company had a working capital deficit of $1,568,835 and for the year ended December 31, 2007 and for the period from march 2, 2006 (Inception Date) to December 31, 2006, the Company incurred net losses of $3,549,223 and $1,922,993.

Subsequent to year end, from January to March 26, 2008, the Company has obtained approximately $1,232,900 in cash proceeds from a private placement of common stock in order to provide adequate working capital (see Note 9- Stockholders’ Equity and Note 13 - Subsequent Events). Additionally, on March 28, 2008, the Company received a firm commitment from a third party for up to $5,000,000 of capital to be received during the fiscal year ended December 31, 2008.

As a result of the additional capital, the Company will utilize the funds for the development of existing leases and wells and as a result, increase oil and gas revenue. Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of Knight and its wholly-owned subsidiary Hill, as of December 31, 2007 and all significant intercompany transactions, accounts and balances have been eliminated.

Trade Receivables

The Company performs ongoing credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements include allocation of the purchase price of assets and liabilities acquired from Hill, valuation of common stock for services, the impairment of long-lived assets, valuation of the asset retirement obligation and the valuation allowance for deferred tax assets. The actual amounts could differ materially from such estimates.

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for its oil and gas properties. Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized. Costs to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment.

Property and Equipment

The Company’s oil and gas rig is depreciated over its estimated useful life of ten years, using the straight line method. Vehicles are depreciated over their estimated useful life of three years, using the straight line method. Maintenance, repairs and minor replacements are charged to operations in the year incurred.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

Accounting for the Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based upon the Company’s evaluation, no impairment was determined for the period from March 2, 2006 (Inception Date) through December 31, 2006. Based upon the Company’s evaluation, an impairment of $387,317 was recorded as of December 31, 2007 related to several of the Company’s oil and gas leases.

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Revenue Recognition

Revenues from sales of crude oil and natural gas products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer. Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.

Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of trade receivables, other receivables, other assets and accounts payable approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2007.

Valuation of Common Stock Issued for Services

The Company issued common stock for an employee bonus and for equity services during the year ended December 31, 2007 and 2006. For all of these issuances, valuation was determined based upon the Company’s most recent private placement offering price.

Stock-Based Compensation

Effective March 2, 2006 (Inception Date), the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, and recognizes compensation expense for all stock-based payments based on the grant-date fair value.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123(R) and Emerging Issues Task Force 96-18, Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. See Note 9 - Stockholders’ Equity for further discussion of warrants.

Concentration of Risk

Our financial instruments that are potentially exposed to credit risk consist primarily of cash, trade receivables and other receivables for which the carrying amounts approximate fair value. At certain times, our demand deposits held in banks exceeded the federally insured limit of $100,000. The Company has not experienced any losses related to these deposits.

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Income Taxes

Income taxes are accounted for under the asset and liability method of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Net Income (Loss) per Common Share

Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods.

There were 5,300,000 outstanding warrants that could potentially dilute earnings per share in the future, but were not included in the computation of diluted earnings per share for the period presented because their impact was anti-dilutive for the periods presented.

3.	PROPERTY AND EQUIPMENT

Property and equipment at December 31 is comprised of the following:

	December 31,
	2007	2006
Land	$24,596	$-
Oil and gas properties, developed producing	3,068,529	850,556
Oil and gas properties, undeveloped	715,930	254,842
Rig and field equipment	2,340,561	1,929,119
Computer equipment	1,646	-
Vehicles	277,299	211,303
Total	6,428,561	3,245,820
Less: Accumulated depreciation and depletion	1,831,120	108,611
Property and equipment, net	$4,597,441	$3,137,209

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

4. ACQUISITION

On March 16, 2006, Knight acquired a 75% interest in Charles Hill Drilling, Inc. (“CHD”), an independent oil and gas services company that owns an executed lease agreement among other assets in Stephens County, Texas, for an aggregate purchase price of $1,500,000. The payment terms included (1) a cash payment of $350,000 at closing, (2) $250,000 paid by the issuance of five hundred thousand (500,000) restricted shares of the Company's $0.001 par value Common Stock ("Common Stock"), based upon a share price of fifty cents ($0.50) per share (3) $700,000 in the form of an uncollateralized promissory note paid in equal monthly installments over a ninety (90) day period after closing and (4) $200,000 in cash payments paid quarterly over a one year period after closing. The $0.50 per share price used for the Common Stock was reflective of the price utilized by the Company in a recent private placement offering to accredited investors.

On May 31, 2006, Knight acquired the remaining 25% interest in CHD for an aggregate purchase price of $500,000. The payment term was the issuance of one million (1,000,000) restricted shares of Common Stock, based upon a share price of fifty cents ($0.50) per share. The $0.50 per share price used for the Common Stock was reflective of the price utilized by the Company in a recent private placement offering to accredited investors.

In relation to the $700,000 promissory note from the acquisition discussed above, in April 2006, the Company paid the first installment due of $234,000 to the note holder. In May 2006, the note holder requested that if the Company made the $233,000 second payment earlier than required, the third and final installment of $233,000 would be forgiven. The Company made the second payment early ($215,000 in cash and $18,000 in form of a truck) and as a result, the final $233,000 payment was forgiven and was recorded as an adjustment to the purchase price. Accordingly, there is no amount outstanding for the $700,000 promissory note.

In relation to the $200,000 of cash payments paid quarterly over a one year payment after closing, the first installment was due June 30, 2006 and the remaining three payments due September 30, 2006, December 31, 2006 and March 31, 2007. Knight paid the first $100,000 installments due as of June 30, 2006 and September 31, 2006 for the acquisition described above resulting in an outstanding balance of $100,000 as of December 31, 2006, recorded as Note Payable - Related Party. In June 2007, the remaining $100,000 balance was paid.

As a result of the two transactions discussed above, CHD is now a 100% wholly-owned subsidiary of Knight. The aggregate $1,767,000 acquisition cost, net of the $233,000 purchase price adjustment discussed above was allocated to the assets and liabilities acquired as follows:

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Working capital	$9,352
Other non-current assets	318,685
Rig and related equipment	1,438,963

Total acquisition cost	$1,767,000

5. RECAPITALIZATION

In June 2006, the Company consummated a definitive share exchange agreement (“Agreement”) with ITGI, whereby the Company became a wholly-owned subsidiary of ITGI. Subsequently, the Company was merged into ITGI with ITGI as the survivor and assumed the SEC reporting responsibilities of ITGI and changed its name to Knight Energy Corp., a Nevada corporation. Pursuant to the terms of the Agreement, the shareholders of the Company received an aggregate of 13,750,000 newly issued shares of ITGI common stock and 4,511,500 shares that are subscribed but not issued which represents a one-for-one share exchange of the Company’s stock for ITGI stock (the "Transaction"). Additionally, the existing 6,025,000 ITGI shares were reverse split on a 1 for 2 basis, resulting in 3,012,500 ITGI shares outstanding. Accordingly, since the Company’s shareholders obtained voting and management control, this transaction is treated as a recapitalization of the Company.

The consolidated financial statements after the closing of the Agreement include the Balance Sheet of both companies at historical cost and the historical operations of the Company and the operations of ITGI from the Transaction Date.

6. NOTES PAYABLE

Note Payable – at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
Note Payable due January 2008, interest and fees at 15%.	$200,000	$-

In March 2007, a third party loaned the Company $60,000 for working capital purposes. The loan had a ten percent (10%) fee for interest and was to be repaid from the proceeds from the sale of common stock. In June 2007, the Company repaid this $60,000 loan to the third party. The payment was $66,000 representing the $60,000 principal and a $6,000 charge for interest and fees.

In March 2007, a third party loaned our wholly-owned subsidiary Charles Hill Drilling, Inc. (“CHD”) $150,000 for working capital purposes. The loan was repaid within 45 days from the sale of common stock and included a $15,000 charge representing interest and fees for the loan. In May 2007, CHD repaid this $150,000 loan. The payment was $165,000 representing the $150,000 principal and a $15,000 charge for interest and fees.

In July 2007, a third party loaned the Company $125,000, for working capital purposes. Repayment of the loan was due in 30 days with a 10% fee, resulting in a total $137,500 payback. In September 2007, CHD repaid this loan. The payment was $137,500 representing the $125,000 principal and a $12,500 charge for interest and fees.

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In November 2007, a third party loaned the Company $200,000, for working capital purposes. Repayment of the loan was due in 60 days or in January 2008 with a 15% fee, resulting in a total $230,000 payback. At December 31, 2007, the outstanding principal balance is $200,000 (See Note 13- Subsequent Events),

7. NOTES PAYABLE, RELATED PARTY

Note Payable – Related Party at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Note Payable to President of Charles Hill Drilling, Inc.	$-	$100,000

As discussed previously under Note 4 – Acquisition, in March 2006, the Company acquired CHD and the purchase price included a $700,000 promissory note due and payable 90 days after closing and $200,000 note payable. In relation to the $700,000 promissory note from the acquisition, in April 2006, the Company paid the first installment due of $234,000 to the note holder. In May 2006, the note holder requested that if the Company made the $233,000 second payment earlier than required, the third and final installment of $233,000 would be forgiven. The Company made the second payment early ($215,000 in cash and $18,000 in form of a truck) and as a result, the final $233,000 payment was forgiven and was recorded as an adjustment to the purchase price. Accordingly, there is no longer an amount outstanding for the $700,000 promissory note.

In relation to the $200,000 of cash payments paid quarterly over a one year payment after closing, the first installment was due June 30, 2006 and the remaining three payments due September 30, 2006, December 31, 2006 and March 30, 2007. Knight paid the first $100,000 installments due as of June 30, 2006 and September 30, 2006 for the acquisition described above resulting in an outstanding balance of $100,000 as of December 31, 2006 and the Company recorded the amount as Note Payable - Related Party as of December 31, 2006. In June 2007, the $100,000 outstanding balance was repaid.

On September 15, 2006, the Company’s obligation of $10,000 to a related party and the previous largest shareholder of ITGI was forgiven as was recorded as forgiveness of debt

In July 2007, the Company’s Chief Financial Officer loaned the Company $50,000 which was due in 30 days with a 10% fee or $55,000 payback. In September 2007, the Company repaid this $50,000 loan to the Company’s Chief Financial Officer. The payment was $55,000 representing the $50,000 principal and a $5,000 charge for interest and fees.

8. ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
Asset retirement obligations at beginning of period	$80,279	$-
Revision to estimate and additions	29,431	76,870
Liabilities settled during the period	-	-
Accretion of discount	140,246	3,409

Asset retirement obligations at end of year / period	$249,956	$80,279

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

9. STOCKHOLDERS’ EQUITY

In April 2007, (i) the Company increased its authorized capital to a total of 550,000,000 shares of stock, consisting of 50,000,000 shares of A preferred stock, $0.0001 par value per share, and 500,000,000 shares of common stock, $0.0001 par value per share; and (ii) reincorporated as a Maryland corporation (“Knight Maryland”).

Capital Structure

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 25,497,855 shares were issued and outstanding at December 31, 2007. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, the Company has 4,415,030 shares that are issuable as of December 31, 2007. Including issuable shares, as if they were outstanding, the Company has 29,912,885 shares outstanding as of December 31, 2007. See Subsequent Events.

The Company is also authorized to issue 50,000,000 shares of Series A preferred stock, of which none are issued and outstanding as of December 31, 2007.

Common Stock

On March 3, 2006, the Company issued to our founding investors, including our management team, 13,750,000 shares (the “Initial Shares”) of Common Stock at a purchase price of $.001 per share. The Initial Shares are “restricted” under the U.S. securities laws and, pursuant to the U.S. securities laws, cannot be sold, transferred or otherwise disposed of in the absence of a registration statement or an exemption from registration.

As a result of the recapitalization described previously (see Note 5 - Recapitalization), ITGI had 6,025,000 shares of common stock immediately prior to the Transaction. As required under the Transaction terms, the 6,025,000 shares were split on a reverse 1 for 2 basis, resulting in 3,012,500 shares.

In September 2006, the Company issued 75,000 shares of common stock in exchange for financial consulting services owed to a third party to be performed over a six month period beginning September 24, 2006. The share price of $0.50 per share based on the price of common stock sold in a recent private placement offering. This transaction was recorded as $37,500 of prepaid expense and was amortized to consulting expense over a six month period.

As a result of the acquisition of Hill discussed previously (see Note 4 - Acquisitions), the Company was to issue 1,500,000 shares of common stock as a portion of the purchase price. These shares were issued in December 2006. The share price of $0.50 per share based on the price of common stock sold in a recent private placement offering.

In March 2006, the Company agreed to issue 100,000 shares of common stock to a consultant for equity consulting services related to assisting the Company during the inception and start up of its operations. The Company has valued these shares at $0.50 per share, which represents the Company’s most recent private placement offering price as of the consulting contract date. Accordingly, the Company has recorded $50,000 in consulting expense. These shares were issued in December 2006.

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

In May 2006, the Company agreed to issue 35,000 shares of common stock to a consultant for consulting services. The Company has valued these shares at $0.50 per share, which represents the Company’s most recent private placement offering price as of the consulting contract date, or $17,500, based upon the same price utilized for the private placement offering discussed previously. Accordingly, the Company has recorded $17,500 of consulting expense in the consolidated financial statements. These shares were issued in December 2006.

In December 2006, the Company issued 50,000 shares of common stock to a consultant for accounting consulting services. The Company has valued these shares at $0.50 per share, which represents the Company’s most recent private placement offering price as of the consulting contract date. Accordingly, the Company has recorded $25,000 of consulting expense in the consolidated financial statements.

Common Stock Issuable

In March 2006, the Company commenced a private placement offering of the Company’s common stock, which was completed in April 2007. For the one year ended December 31, 2007, the Company sold 1,686,800 shares of common stock at $0.50 per share and raised $842,787 in net proceeds. In total for the offering, the Company sold 7,735,350 shares of common stock at $0.50 per share and raised approximately $3,866,345 in net proceeds from this placement. As of December 31, 2007 the Company had 800,000 shares of common stock recorded as common stock issuable from this $0.50 per share private placement offering. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. These sales qualified for exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received "restricted securities."

In March 2007, the Company agreed to issue 40,000 shares of common stock to an employee for an employment bonus. The Company valued these shares at $0.50 per share, which represented the Company’s most recent private placement offering price as of the consulting contract date, or $20,000, based upon the same price utilized for the private placement offering discussed previously. Accordingly, the Company recorded $20,000 of general and administrative expense in the consolidated financial statements. These shares were issued in April 2007. This issuance was completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. This issuance qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the employee was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the employee received "restricted securities."

In May 2007, the Company commenced a second private placement offering of the Company’s common stock. For the year ended December 31, 2007, the Company sold 3,615,030 shares of common stock at $1.00 per share and raised $3,615,032 in gross proceeds. As of December 31, 2007 the Company had 3,615,030 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering. These sales were completed in reliance on exemptions from registration under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. These sales qualified for exemption from registration because (i) the securities were purchased by accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received "restricted securities" (see Note 13 - Subsequent Events).

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

As a result of the above transactions, the Company has 4,415,030 shares of common stock recorded as common stock issuable as of December 31, 2007.

Warrants

In connection with the organization of the Company in March 2006, the Company executed an agreement with Nortia Capital Partners, Inc. (“Nortia”), a related party and one of the founding shareholders, whereby Nortia shall provide merchant banking services that include advice on mergers & acquisitions, capital markets, public markets strategies and raising capital. In exchange for the services to be provided, the Company granted Nortia warrants to purchase, 1,250,000 shares of Knight common stock at an exercise price of $.50 and 1,250,000 shares of Knight common stock at an exercise price of $1.00. For both warrants, the exercise period is two years through March 2008. (See Note 13 - Subsequent Events).

The Company also executed an agreement with Lake Capital AG (“Lake”), a related party and one of the founding shareholders, whereby Lake shall provide certain consulting services. In exchange for the consulting services to be provided, the Company granted Lake warrants to purchase, 1,250,000 shares of Knight common stock at an exercise price of $.50 and 1,250,000 shares of Knight common stock at an exercise price of $1.00. For both warrants, the exercise period is two years through March 2008. (See Note 13 - Subsequent Events).

The Company evaluated the warrant issuances in accordance with SFAS 123R and utilized the Black Scholes method to determine valuation, which resulted in a total value for all warrants of $574,000. As a result of its evaluation, $0.17 and $0.06 per share was assigned to the warrants to purchase shares of Knight common stock at an exercise price of $0.50 and $1.00, respectively. The Company used the following in the calculation:

Stock Price (date of grant)	$0.50
Expected Life (between vesting period and term of warrants)	1.00
Volatility	81%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (T-bill rate)	4.76%

Since there was no trading volume for the Knight common shares, the Company utilized a selected comparable company whose common shares were trading to determine the volatility of 81% above.

On October 1, 2007 the Company also executed an agreement with a third party for certain equity consulting services. In exchange for the equity consulting services to be provided, the Company granted the third party warrants for the purchase of 300,000 shares of Knight common stock at an exercise price of $3.00. The warrant exercise period is for one year through September 30, 2008.

The Company evaluated the warrant issuance in accordance with SFAS 123R and utilized the Black Scholes method to determine valuation, which resulted in a total value of $36,000. As a result of its evaluation, $0.12 per share was assigned to the warrants to purchase shares of Knight common stock at an exercise price of $3.00. The Company used the following in the calculation:

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Stock Price (date of grant)	$2.05
Expected Life (between vesting period and term of warrants)	0.50
Volatility	56%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (T-bill rate)	4.11%

The following table summarizes activity related to warrants for the period from March 2, 2006 (Inception Date) to December 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Balance at March 2, 2006 (Inception Date)	-	$-
Granted	5,000,000.75
Exercised	-	-
Forfeited	-
Balance at December 31, 2006	5,000,000.75
Granted	300,000	3.00
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2007	5,300,000	$.88

All warrants to purchase our common stock were issued with exercise prices equal to or greater than fair market value on the date of issuance.

The terms of warrants to purchase our common stock are summarized below:

----------------------------Warrants Outstanding---------------------  ---Warrants Exercisable-----

Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.50 to $3.00	5,300,000	0.23 years	$0.88	5,300,000	$0.88

10. INCOME TAXES

There was no income tax during the year ended December 31, 2007 or the period from March 2, 2006 (Inception Date) to December 31, 2006 due to the Company’s net loss and valuation allowance position.

The Company’s tax expense differs from the “expected” tax expense (benefit) for the year period ended December 31, 2007 and the period from March 2, 2006 (Inception Date) to December 31, 2006 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	Year Ended December 31, 2007	From Inception Date of March 2, 2006 to December 31, 2006

Computed “expected” tax benefit	$(1,206,737)	$(653,818)
State income taxes	(35,492)	(57,689)
Change in tax rate	51,816	-
Other	(8,501)	-
Valuation allowance	1,178,231	692,795
Non-deductible items	20,683	18,712
Net taxable benefit	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carryforward	$2,346,430	$1,025,362
Accrued bonus	85,941	-
Other	1,190	-
Asset retirement obligations	89,228	1,275
Total deferred tax assets	2,522,789	1,026,637

Deferred tax liabilities:
Oil and gas properties and other property and equipment, principally due to depletion and depreciation	(960,595)	(265,430)
Net deferred tax asset	1,562,194	761,207
Valuation allowance	(1,562,194)	(761,207)
Net deferred taxes	$-	$-

In assessing the recognition of deferred tax assets, management estimates it is more likely than not that the Company will be in a net loss position for the year ended December 31, 2007, the Company’s fiscal year end. As a result, the valuation allowance has been recorded for the entire amount of the net deferred tax asset.  Net operating loss carry-forwards aggregate approximately $6,904,000 and expire in years 2027 through 2028; however the NOL may be limited due to change in control conditions.

11. COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company is unaware of any claim or lawsuit as of December 31, 2007.

The Company has one office location, our corporate office in Atlanta, Georgia, and we currently do not have a lease and are not paying rent for our office space. It is being provided to the Company by an officer/director free of charge. Usage of this office space and the related value is de minimis. Therefore, no expense has been recorded in the accompanying consolidated financial statements. The Company expects to have additional corporate office space in the near future and that the cost of the space may be material to our operations. (See Note 13 – Subsequent Events).

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The Company is utilizing a vehicle for its operations and making monthly payments of $336 to Chase Auto Finance. The vehicle is owned by a third party and the Company has agreed to make the monthly payments while it utilizes the vehicle. However, there is no specific lease agreement and the payments are on a month-to-month basis and can be cancelled by the Company at any time.

12. RELATED PARTY TRANSACTIONS

Effective March 1, 2007, the Company commenced a consulting contract with Nortia Capital Partners, Inc. (“Nortia”), a related company. Pursuant to the consulting contract, Nortia provides financial consulting services to the Company for a consulting fee of $20,000 monthly. For the year ended December 31, 2007, Nortia invoiced the Company $200,000, and the Company paid Nortia $200,000, for consulting services. Additionally, the Company has prepaid Nortia $9,215 of consulting fees and classified this as a prepaid consulting - related party at December 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer are officers and directors of Nortia.

See Notes 4 and 7 for additional related party transactions.

13. SUBSEQUENT EVENTS

Between January 1 and March 26, 2008, the Company sold 1,232,900 shares of common stock at $1.00 per share and raised approximately $1,232,810 in net proceeds in the private placement described above under Note 9.

On January 10, 2008, the Company paid the $30,000 fee on the November 9, 2007 third party note payable and renewed the original note for an additional two months for an additional 15% fee or $230,000 payback, for working capital purposes.

Effective February 18, 2008, the Company commenced a lease for Knight’s new headquarters in Texas. The lease term is thirty seven (37) months with base rent monthly payments of $4,913 for year 1, $5,013 for year 2 and $5,111 for year 3 plus payment for the Company’s share of pro-rata operating expenses. The Company paid a security deposit of $20,445 for the lease and was granted a $12 per foot tenant finish out allowance for office changes with an option for the Company to utilize up to $7 per foot as abatement of rent, which the Company will choose.

In March 2008, the Company agreed to extend the expiration date of warrants held by Nortia and Lake to purchase in total , 2,500,000 shares of Knight common stock at an exercise price of $.50 and 2,500,000 shares of Knight common stock at an exercise price of $1.00. (See Note 9 - Stockholders’ Equity). For all of the warrants, the exercise period was extended two years through March 2010.

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Capitalized Costs Relating to Oil and Gas Producing Activities

	As of December 31,
	2007	2006
Proved properties
Leases	$3,455,846	$850,545
Wells, equipment and facilities	2,617,861	2,140,442
Total proved properties	6,073,707	2,990,987

Unproved properties
Leases	715,930	254,852
Uncompleted wells, equipment and facilities	—	—
Total unproved properties	715,930	254,852

Less accumulated depreciation, depletion, amortization and impairment	(2,218,437)	(108,632)
Net Capitalized Costs	$4,571,200	$3,137,207

Costs Incurred in Oil and Gas Producing Activities

	Year Ended December 31, 2007	From March 2, 2006 (Inception Date to December 31, 2006
Acquisition of proved properties	$304,482	$304,991
Acquisition of unproved properties	131,075	56,519
Development costs	2,602,505	667,057
Exploration costs	9,964	47,091
Total Costs Incurred	$3,048,026	$1,075,658

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Results of Operations from Oil and Gas Producing Activities

	Year Ended December 31, 2007	From March 2, 2006 (Inception Date) to December 31, 2006
Oil and gas revenues	$1,153,160	$40,736
Production costs	(259,292)	(20,157)
Exploration expenses	(9,964)	(47,091)
Depletion, depreciation, and impairment	(2,109,486)	(108,632)
Result of oil and gas producing operations before income taxes	(1,225,582)	(135,144)
Provision for income taxes	—	—
Results of Oil and Gas Producing Operations	$(1,225,582)	$(135,144)

Proved Reserves

The Company’s proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as addition information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors. The fiscal 2007 and 2006 proved reserves are summarized in the table below:

	Crude Oil Bbls		Natural Gas Mcf
	2007	2006	2007	2006
Proved reserves as of December 31:
Beginning of the period	1,444	—	265,375	—
Other	562		(138,085)
Revisions of previous estimates	(7)	—	(104,783)	—
Improved recovery	—	—	—	—
Purchase of minerals in place	69,247	1,800	—	270,200
Extensions and discoveries	104,145	—	885,523	—
Production	(10,591)	(356)	(93,030)	(4,825)
Sale of minerals in place	—	—	—	—
End of the period	164,800	1,444	815,000	265,375

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2007 and 2006 in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	December 31,
	2007	2006
Future cash inflows	$21,770,490	$2,426,856
Future production costs (1)	(5,636,480)	(1,008,943)
Future development costs	(1,075,000)	—
Future income tax expenses	(5,120,063)	(482,090)
Future net cash flows	9,938,937	935,823
10% annual discount for estimated timing of cash flows	(4,651,420)	(375,742)
Standardized measure of discounted future net cash flows at the end of the year	$5,287,527	$560,081

(1)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.

Knight Energy Corp.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Future cash inflows are computed by applying year-end prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. The discounted future cash flow estimates do not include the effects of the Company’s derivative instruments, if any. See the following table for average prices.

	December 31,
	2007	2006

Average crude oil price per Bbl	$89.73	$45.00-76.17
Average natural gas price per Mcf	$8.49	$6.50-9.23

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to the Company’s proved crude oil and natural gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company’s proved crude oil and natural gas reserves.

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by SFAS No. 69, at year end are set forth in the table below.

	Year ended December 31, 2007	From March 2, 2006 (Inception Date ) to December 31, 2006
Standardized measure of discounted future net cash flows at the beginning of the year	$560,081	$—
Other	(317,786)	—
Extensions, discoveries and improved recovery, less related costs	6,121,070	—
Revisions of previous quantity estimates	(202,279)	—
Changes in estimated future development costs	—	(1,008,943)
Purchases (sales) of minerals in place	1,888,620	2,447,435
Net changes in prices and production costs	5,211	—
Accretion of discount	(372)	(375,742)
Sales of oil and gas produced, net of production costs	(43,140)	(20,579)
Development costs incurred during the period	—	—
Change in timing of estimated future production and other	—	—
Net change in income taxes	(2,723,878)	(482,090)
Standardized measure of discounted future net cash flows at the end of the year	$5,287,527	$560,081