Form 10KSB/A
period 2007-12-31
Knight Energy Corp.
filed 2008-04-03
CIK 1068660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-KSB/A
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

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB includes an executed copy of the opinion letter from the Company’s Independent Registered Public Accounting firm, Whitley Penn LLP. An executed copy of this letter was inadvertently omitted from the Form 10-KSB the Company filed on March 31, 2008. No other changes were made to the document.

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

/s/ Whitley Penn LLP
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