Form 10-Q
period 2008-03-31
Knight Energy Corp.
filed 2008-05-15
CIK 1068660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

000-52470
(Commission File Number)

Knight Energy Corp.
(Exact name of registrant as specified in its charter)

Maryland	87-0583192
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

909 Lake Carolyn Parkway, Suite 850, Irving, TX 75039
(Address of principal executive offices including zip code)

(972) 401-1133
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No   X

As of May 1, 2008, the Registrant had 25,497,855 shares outstanding of its $0.001 par value common stock.

Knight Energy Corp.
Form 10-Q Index
March 31, 2008

PART I
FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)

Knight Energy Corp. and Subsidiary
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$93,235	$11,915
Trade receivables	114,010	123,831
Prepaid, related party	-	9,215
Inventory	6,714	7,634
Other current assets	27,345	33,091
Total current assets	241,304	185,686

Land, Property and equipment:
Land	24,596	24,596
Oil and gas properties, successful efforts method	3,983,312	3,784,459
Other property and equipment	2,625,890	2,619,506
Accumulated depreciation and depletion	(2,025,913)	(1,831,120)
Land, property and equipment, net	4,607,885	4,597,441
Total assets	$4,849,189	$4,783,127

LIABILITIES
Current liabilities:
Accounts payable	$559,630	$753,555
Accounts payable - related party	35,653	-
Accrued expenses	416,604	608,756
Notes payable	-	200,000
Current portion of asset retirement obligation	192,210	192,210
Total current liabilities	1,204,097	1,754,521

Long term portion of asset retirement obligation	63,686	57,746
Total liabilities	1,267,783	1,812,267

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 50,000,000 shares authorized
zero shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 500,000,000 shares authorized
25,497,855 shares issued and outstanding at March 31, 2008
and December 31, 2007	2,550	2,550
Common stock issuable, $0.0001 par value
5,647,930 and 4,415,030 shares issuable at March 31, 2008
and December 31, 2007, respectively	565	442
Additional paid in capital	10,749,348	8,441,334
Accumulated deficit	(7,169,807)	(5,472,216)
Stock subscription receivable	(1,250)	(1,250)
Total stockholders' equity	3,581,406	2,970,860

Total liabilities and stockholders' equity	$4,849,189	$4,783,127

See accompanying notes to unaudited consolidated financial statements.

Knight Energy Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues, net	$394,127	$59,353

Operating expenses:
Lease operating costs	77,571	10,652
Repairs and maintenance	38,481	20,159
General and administrative	437,915	144,057
Rent	2,043	1,484
Consulting	1,222,084	36,250
Professional	62,412	51,322
Depreciation, depletion, and accretion	200,732	129,122
Total operating expenses	2,041,238	393,046

Operating loss	(1,647,111)	(333,693)

Other income (expense):
Interest income	23	-
Interest expense	(50,503)	(2,334)
Total other income (expense)	(50,480)	(2,334)

Net loss	$(1,697,591)	$(336,027)

Net loss per share - basic and diluted	$(0.06)	$(0.01)

Weighted average shares - basic and diluted	30,153,089	25,121,484

See accompanying notes to unaudited consolidated financial statements

Knight Energy Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(1,697,591)	$(336,027)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and depletion expense	194,792	128,221
Accretion expense	5,940	901
Stock issued for employee bonus	-	20,000
Warrant issued for consulting	1,148,529	-
Changes in operating assets and liabilities:
Trade receivables	9,821	(13,625)
Prepaid, related party	9,215	(28,635)
Inventory	920	-
Other current assets	5,746	-
Accounts payable	(294,064)	45,804
Accounts payable - related party	35,653	-
Accrued expenses	(192,152)	87,534
Net Cash Used In Operating Activities	(773,191)	(95,827)

Cash Flows From Investing Activities:
Investment in oil and gas properties	(98,714)	(406,824)
Purchase of property and equipment	(6,383)	(44,168)
Net Cash Used In Investing Activities	(105,097)	(450,992)

Cash Flows From Financing Activities:
Proceeds from issuance of note payable - related party	-	210,000
Proceeds from issuance of note payable	230,000	-
Repayment of notes payable	(430,000)	-
Proceeds from sale of common stock	1,159,608	349,899
Net Cash Provided By Financing Activities	959,608	559,899

Net Increase in Cash	81,320	13,080
Cash at Beginning of Period	11,915	15,544
Cash at End of Period	$93,235	$28,624

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$75,003	$-
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Property additions in accounts payable	100,139	-
Capitalized asset retirement obligation	-	27,207

See accompanying notes to unaudited consolidated financial statements

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2007 included in the Company’s Form 10-KSB/A filed with the Securities and Exchange Commission on April 3, 2008. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Commencing March 16, 2006 and finalized on May 31, 2006, Knight acquired a 100% interest in Charles Hill Drilling, Inc. (“Hill”), an independent oil and gas services company that owned an executed lease agreement and a drilling rig, among other assets, in Stephens County, Texas. Hill is now a wholly-owned subsidiary of Knight, and is operating as an oil and gas services company dedicated at this time to activities on behalf of the Company.
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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of Knight and its wholly-owned subsidiary Hill, and all significant intercompany transactions, accounts and balances have been eliminated.

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

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

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

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123(R) and Emerging Issues Task Force 96-18, Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. See Note 5 - Stockholders’ Equity for further discussion of warrants.

Net Loss per Common Share

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

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008. The impact of adoption was not significant. Accordingly, the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair value.

In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The Company is in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 was effective beginning in fiscal year 2008. The adoption of SFAS 159 had no impact on the Company’s financial statements.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

4.  NOTES PAYABLE

Significant current period changes in notes payable during the three months ended March 31, 2008 consisted of the following;

In November 2007, a third party loaned the Company $200,000, for working capital purposes. Repayment of the loan was due in 60 days or in January 2008 with a 15% fee, resulting in a total $230,000 payback. At December 31, 2007, the outstanding principal balance was $200,000. On January 10, 2008, the Company paid the $30,000 fee on the note payable and renewed the original note for an additional two months for an additional 15% fee or $230,000 payback, for working capital purposes. In March 2008, the Company repaid the loan and the payment was $200,000 principal and a $30,000 charge for interest and fees.

5.  STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 25,497,855 shares were issued and outstanding at March 31, 2008. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, the Company has 5,647,930 shares that are issuable as of March 31, 2008. Including issuable shares, as if they were outstanding, the Company has 31,145,785 shares outstanding as of March 31, 2008.

The Company is also authorized to issue 50,000,000 shares of Series A preferred stock, of which none are issued and outstanding as of March 31, 2008.

Significant current period changes in stockholders’ equity during the three months ended March 31, 2008 consisted of the following:

Common Stock Issuable

In May 2007, the Company commenced a private placement offering of the Company’s common stock. For the three months ended March 31, 2008, the Company sold 1,232,900 shares of common stock at $1.00 per share and raised $1,159,608 in proceeds, net of placement costs. As of March 31, 2008 the Company had 4,847,930 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering. These sales were made based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because, among other matters, (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company's reports filed under the Securities Exchange Act of 1934 were made available to the buyers; (iii) each buyer was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company; and (v) the buyers received “restricted securities” that include a restrictive legend on the certificate.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

Including the above item, the Company has 5,647,930 shares of common stock recorded as common stock issuable as of March 31, 2008.

Warrants

In March 2008, the Company agreed to extend the expiration date of warrants held by Nortia Capital Partners, Inc. and Lake Capital AG, both related parties and founding shareholders, to purchase in total, 2,500,000 shares of Knight common stock at an exercise price of $.50 and 2,500,000 shares of Knight common stock at an exercise price of $1.00. For all of the warrants, the exercise period was extended two years through March 2010.

The Company evaluated the warrant revision in accordance with SFAS 123R and utilized the Black Scholes method to determine valuation. Since they are compensatory warrants, under SFAS 123R, we calculated the change in fair value on the modification date by measuring the original warrants on the modification date as though they were not being modified but using the modification date assumptions and then we re-measured the value of the new warrants on the modification date. As a result of our analysis, the total value for the warrant revision was $1,148,529 and recorded as consulting expense.

The Company used the following in the calculation:

Stock Price (modification date)	$1.01
Expected Life (between vesting period and term of warrants)	1.00
Volatility	98%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (T-bill rate)	2.24%

6.  RELATED PARTY TRANSACTIONS

Effective March 1, 2008, the Company renewed a consulting contract with Nortia Capital Partners, Inc. (“Nortia”), a related party. Pursuant to the consulting contract, Nortia provides financial consulting services to the Company for a consulting fee of $20,000 monthly with a term of one year through March 2009. For the three months ended March 31, 2008, Nortia invoiced the Company $60,000, and the Company paid Nortia, for consulting services. The Company’s chief executive officer and chief financial officer are officers, directors and large stockholders of Nortia (See Note 5 - Stockholders’ Equity for other related party transactions).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our report on Form 10-KSB/A filed with the SEC on April 3, 2008.

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

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of our growth, that there will be no material adverse competitive or technological change in condition of our business, that our Chief Executive Officer, Chief Financial Officer, and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting us. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Three Months Ended
	March 31,
	2008	2007

Revenues, net	$394,127	$59,353

Operating expenses:
Lease operating costs	77,571	10,652
Repairs and maintenance	38,481	20,159
General and administrative	437,915	144,057
Rent	2,043	1,484
Consulting	1,222,084	36,250
Professional	62,412	51,322
Depreciation, depletion, and accretion	200,732	129,122
Total operating expenses	2,041,238	393,046

Operating loss	(1,647,111)	(333,693)

Other income (expense):
Interest income	23	-
Interest expense	(50,503)	(2,334)
Total other income (expense)	(50,480)	(2,334)

Net loss	$(1,697,591)	$(336,027)

Revenues:

Revenues increased $334,774, or 564%, to $394,127 for the three months ended March 31, 2008, from $59,353 for the three months ended March 31, 2007. Revenues for the three months ended March 31, 2008 were comprised of $251,584 of natural gas sales less $43,747 of gas royalties and $225,379 of oil sales less $39,089 of oil royalties. Revenues for the three months ended March 31, 2007 were comprised of $64,034 of natural gas sales less $12,006 of gas royalties and $9,452 of oil sales less $2,127 of oil royalties.

Operating Expenses:

Operating expenses increased $1,648,192 or 419%, to $2,041,238 for the three months ended March 31, 2008 from $393,046 for the three months ended March 31, 2007. The increase was primarily the result of a one-time non-cash $1,148,529 consulting expense for the revision of warrant terms. The remaining increase was primarily $293,858 of increased general and administration expense, $71,610 of increased depreciation, depletion, and accretion expense and $66,919 of increased lease operating costs. The increase in general and administration expense was comprised primarily of increased compensation expense. The increased compensation expense, depreciation, depletion, and accretion expense and leasehold operating costs were directly attributable to increased production and revenue related to the Company’s oil and gas operations.

Other Income (Expense):

Other income (expense) increased $48,146 of expense or 2,063%, to $50,480 of expense for the three months ended March 31, 2008 from $2,334 of expense for the three months ended March 31, 2007. The increase was primarily from interest expense increasing $48,169 to $50,503 for the three months ended March 31, 2008 from $2,334 for the three months ended March 31, 2007. The increased interest expense resulted from increased borrowings.

Liquidity and Capital Resources

Cash and cash equivalents were $93,235 at March 31, 2008 as compared to $11,915 at December 31, 2007.

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

Operating Activities: Net cash used in operating activities was $773,191 for the three months ended March 31, 2008 compared to $95,827 for the three months ended March 31, 2007. The increase in cash used was primarily from an increase in net loss of $1,361,564 and a decrease in accounts payable of $258,411 and accrued expenses of $192,152, offset by a one-time non-cash consulting expense of $1,148,529 for the revision of warrant terms and an increase in depreciation, depletion and accretion expense of $71,610.

Investing Activities: Net cash used in investing activities was $105,097 for the three months ended March 31, 2008 compared to $450,992 for the three months ended March 31, 2007. The decrease from the three months ended March 31, 2007 was from a reduction in the purchase of oil and gas properties and property and equipment.

Financing Activities: Net cash provided by financing activities was $959,608 for the three months ended March 31, 2008 compared to $559,899 for the three months ended March 31, 2007. The increase from the three months ended March 31, 2007 was primarily from an increase in proceeds from the sale of common stock, partially offset by the repayment of a note payable.

Notes payable

Significant current period changes in note payable during the three months ended March 31, 2008 consisted of the following:

In November 2007, a third party loaned the Company $200,000, for working capital purposes. Repayment of the loan was due in 60 days or in January 2008 with a 15% fee, resulting in a total $230,000 payback. At December 31, 2007, the outstanding principal balance was $200,000. On January 10, 2008, the Company paid the $30,000 fee on the note payable and renewed the original note for an additional two months for an additional 15% fee or $230,000 payback, for working capital purposes. In March 2008, the Company repaid the loan and the payment was $200,000 principal and a $30,000 charge for interest and fees.

Liquidity

To continue with our business plan, we will require additional capital. We do not anticipate that we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures are not effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Quarterly Report on Internal Control Over Financial Reporting. (a) The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness(s) identified are:

1.
The Company does not have a full-time accounting controller and utilizes a part-time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Additionally, management determined during its internal control assessment the following weakness(s), which, while not considered material, are items that should be considered by the Board of Directors for resolution in the near future:

1.
The Company should take steps to manage its oil and gas leases, including creating a schedule of oil and gas lease agreements and related documents to ensure that the Company is aware of its oil and gas rights, expiration and renewal dates, and contractual payments regarding royalties, taxes, improvements, etc. This ensures correct oil and gas capital accounts, revenues and related expenses are calculated correctly by accounting. Additionally, the Chief Financial Officer should review all oil and gas lease agreements.

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

4.
The Company should take steps to enhance the security for bank wire transfers. Currently, the CFO and CEO provide instruction to the part-time consultant to initiate a wire transfer. As a security enhancement, the bank should be required to obtain approval from the CEO or CFO to make the wire transfer.

5.	The Company should take steps to implement a policies and procedures manual.
6.
The Company utilizes an IT remote access server to store all of the Company’s financial data. Although the data has proper firewall and other security measures implemented, the information is critical for the Company and an internal server at the Company headquarters should be considered.

In order to mitigate all of the above weaknesses(s), to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. The Company has retained a third-party accounting and financial consulting firm to assist with the complex technical oil and gas issues and as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures as described above.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2007, the Company commenced a private placement offering of the Company’s common stock. For the three months ended March 31, 2008, the Company sold 1,232,900 shares of common stock at $1.00 per share and raised $1,159,608 in proceeds, net of placement costs. As of March 31, 2008 the Company had 4,847,930 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering. These sales were made based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because, among other matters, (i) the Company did not engage in any general solicitation or advertising to market the securities;  (ii) all the Company's reports filed under the Securities Exchange Act of 1934 were made available to the buyers; (iii) each buyer was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company; and (v) the buyers received “restricted securities” that include a restrictive legend on the certificate.

Item 6. Exhibits

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

(6)  Incorporated by reference to the Registrant's 10-KSB/A filed with the Commission on April 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Knight Energy Corp., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Bosso William J. Bosso	Chief Executive Officer, Principal Executive Officer and Director	May 15, 2008

/s/ Bruce A. Hall Bruce A. Hall	Chief Financial Officer, Principal Financial Officer and Director	May 15, 2008