Form 10-Q
period 2008-06-30
Knight Energy Corp.
filed 2008-08-13
CIK 1068660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
          (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 1, 2008, the Registrant had 25,497,855 shares outstanding of its $0.001 par value common stock.

Knight Energy Corp.
Form 10-Q Index
June 30, 2008

PART I
FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)

Knight Energy Corp. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$314,566	$11,915
Trade receivables	149,961	123,831
Prepaid, related party	-	9,215
Inventory	3,853	7,634
Other current assets	66,973	33,091
Total current assets	535,353	185,686

Land, property and equipment:
Land	24,596	24,596
Oil and gas properties, successful efforts method	4,195,240	3,784,459
Other property and equipment	2,817,131	2,619,506
Accumulated depreciation and depletion	(2,212,939)	(1,831,120)
Land, property and equipment, net	4,824,028	4,597,441

Other assets:
Debt issue costs, net	131,909	-
Total other assets	131,909	-
Total assets	$5,491,290	$4,783,127

LIABILITIES
Current liabilities:
Accounts payable	$587,327	$753,555
Advanced from related party	40,497	-
Accrued expenses	460,011	608,756
Notes payable	-	200,000
Current portion of asset retirement obligation	192,210	192,210
Total current liabilities	1,280,045	1,754,521

Long-term debt	1,400,000	-

Long-term portion asset retirement obligation	69,626	57,746
Total liabilities	2,749,671	1,812,267

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized 25,497,855 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,550	2,550
Common stock issuable, $0.0001 par value 5,647,930 and 4,415,030 shares issuable at June 30, 2008 and December 31, 2007, respectively	565	442
Additional paid-in capital	10,749,350	8,441,334
Accumulated deficit	(8,009,596)	(5,472,216)
Less: Stock subscription receivable	(1,250)	(1,250)
Total stockholders' equity	2,741,619	2,970,860

Total liabilities and stockholders' equity	$5,491,290	$4,783,127

See accompanying notes to unaudited consolidated financial statements.

Knight Energy Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues, net	$435,401	$445,128	$829,528	$504,481

Operating expenses:
Lease operating costs	109,340	105,358	186,911	116,010
Repairs and maintenance	35,733	90,543	74,214	110,702
General and administrative	514,261	481,387	952,176	625,444
Rent	25,147	2,268	27,190	3,752
Consulting	251,183	86,547	1,473,267	122,797
Professional	109,665	104,037	172,077	155,359
Depreciation, depletion, and accretion	192,966	153,172	393,698	282,294
Total operating expenses	1,238,295	1,023,312	3,279,533	1,416,358

Operating loss	(802,894)	(578,184)	(2,450,005)	(911,877)

Other income (expense):
Interest income	24	116	47	116
Interest expense	(36,919)	(18,712)	(87,422)	(21,046)
Total other income (expense)	(36,895)	(18,596)	(87,375)	(20,930)

Net loss	$(839,789)	$(596,780)	$(2,537,380)	$(932,807)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.04)

Weighted average shares - basic and diluted	31,145,785	27,091,604	30,649,437	26,106,544

See accompanying notes to unaudited consolidated financial statements

Knight Energy Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(2,537,380)	$(932,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	381,818	280,492
Accretion expense	11,880	1,802
Non-cash interest expense	8,091	-
Stock issued for employee bonus	-	20,000
Warrant issued for consulting	1,148,529	-
Changes in operating assets and liabilities:
Trade receivables	(26,130)	(101,447)
Prepaid, related party	9,215	(59,866)
Inventory	3,781
Other current assets	(33,882)	8,295
Accounts payable	(326,857)	87,634
Accrued expenses	(148,745)	116,477
Net Cash Used In Operating Activities	(1,509,680)	(579,420)

Cash Flows From Investing Activities:
Investment in oil and gas properties	(258,439)	(1,323,976)
Purchase of property and equipment	(189,337)	(390,180)
Net Cash Used In Investing Activities	(447,776)	(1,714,156)

Cash Flows From Financing Activities:
Repayment of note payable - related party	-	(100,000)
Debt issue costs	(140,000)	-
Advances from related party	40,497	-
Proceeds from issuance of note payable	1,630,000	210,000
Repayment of note payable	(430,000)	(210,000)
Proceeds from sale of common stock	1,159,610	2,560,879
Net Cash Provided By Financing Activities	2,260,107	2,460,879

Net Increase in Cash	302,651	167,303

Cash at Beginning of Period	11,915	15,544
Cash at End of Period	$314,566	$182,847

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$87,422	$21,047
Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Accrued and unpaid property additions	160,629	-
Capitalized asset retirement obligation	-	54,413

See accompanying notes to unaudited consolidated financial statements

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2007 included in the Company’s Form 10-KSB/A filed with the Securities and Exchange Commission on April 3, 2008. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

To continue with our business plan, we will require additional capital. We do not anticipate that we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. However, on March 28, 2008, the Company received a firm commitment from a third party for up to $5,000,000 of capital to be received during the fiscal year ended December 31, 2008. Additionally from May through July 2008, the Company obtained $1,500,000 of gross proceeds from the issuance of notes payable and in August 2008, the Company obtained $2,500,000 of gross proceeds from the issuance of notes payable (See Note 4 - Notes Payable and Note 7 - Subsequent Events). The $2,500,000 is required to be used for the purchase, repair and maintenance of two drilling rigs and related equipment. The funds are held in escrow until required for these purposes. The Company will utilize the majority of the funds for the purchase of oil and gas equipment, the development of existing leases and wells and as a result, an increase oil and gas revenue. Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

4. NOTES PAYABLE

Significant current period changes in notes payable during the six months ended June 30, 2008 consisted of the following:

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

On May 20, 2008, the Company entered into a Note Purchase Agreement (the “Agreement”) with an unrelated third party (the “Lender”). Pursuant to the Agreement, the Company will issue the Lender an aggregate of up to $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (each a “Note,” and collectively, the “Notes”). $1,000,000 of the Notes were issued in an initial closing on May 20, 2008 and, upon the satisfaction of certain conditions set forth in the Agreement, $400,000 of the Notes were issued in a closing on June 20, 2008. The remaining $100,000 of Notes were issued and closed in July 2008 (see Note 7- Subsequent Events). The Company has secured its obligations under the Notes with a first-priority security interest in all existing and later acquired assets owned by the Company. In addition, as additional security for the Company’s obligations under the Notes, contemporaneously with the execution of the Agreement, Hill, a wholly-owned subsidiary of the Company, executed and delivered to the Lender a Subsidiary Guaranty, a Security Agreement and a Deed of Trust in the forms attached to the Agreement. Hill agreed to secure its obligations pursuant to these agreements with a first-priority security interest in all existing and later acquired assets owned by Hill.

The Notes will be due and payable on May 20, 2010, provided, however, that if an Event of Default occurs (as described below), fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the Notes) each month will be used to repay the outstanding principal amount of the Notes pursuant to the Agreement until (i) cure or waiver of the Event of Default or (ii) all principal with respect to the Notes is paid in full. During any period that an Event of Default exists and has not been cured or waived, the interest rate on the Notes will automatically increase to 19%.

Under the terms of the Note, an “Event of Default” includes, but is not limited to: (i) failure of the Company or Hill to make a payment within three (3) business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default exists and has not been cured or waived, the interest rate on the Notes will automatically increase to 19%.

As of June 30, 2008, $1,400,000 of the Notes had been sold and the Company obtained $1,260,000 of proceeds, net of $140,000 of debt issue costs. Of the $140,000 of debt issue costs, $70,000 was paid to the Lender for fees related to the transaction, $22,500 was paid to a third party for a financial advisory fee related to the transaction and $47,500 was for the Lender's legal fees.

The $140,000 of debt issue costs were recorded as an other asset and are being amortized over the remaining life of the debt through May 2010. During the six months ended June 30, 2008, the Company amortized to interest expense $8,091 of the debt issue costs resulting in debt issue costs of $131,909 as of June 30, 2008.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

5. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 25,497,855 shares were issued and outstanding at June 30, 2008. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, the Company has 5,647,930 shares that are issuable as of June 30, 2008. Including issuable shares, as if they were outstanding, the Company has 31,145,785 shares outstanding as of June 30, 2008.

The Company is also authorized to issue 50,000,000 shares of Series A preferred stock, of which none are issued and outstanding as of June 30, 2008.

Significant current period changes in stockholders’ equity during the six months ended June 30, 2008 consisted of the following:

Common Stock Issuable

In May 2007, the Company commenced a private placement offering of the Company’s common stock. For the six months ended June 30, 2008, the Company sold 1,232,900 shares of common stock at $1.00 per share and raised $1,232,900 in gross proceeds ($1,159,610 of net proceeds after $73,290 of equity consulting fees related to the private placement offering). As of June 30, 2008, the Company had 4,847,930 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering. These sales were made based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because, among other matters, (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company's reports filed under the Securities Exchange Act of 1934 were made available to the buyers; (iii) each buyer was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company; and (v) the buyers received “restricted securities” that include a restrictive legend on the certificate.

Warrants

In March 2008, the Company agreed to extend the expiration date of fully vested warrants held by Nortia Capital Partners, Inc. and Lake Capital AG, both related parties and founding shareholders, to purchase in total, 2,500,000 shares of Knight common stock at an exercise price of $.50 and 2,500,000 shares of Knight common stock at an exercise price of $1.00. For all of the warrants, the exercise period was extended two years through March 2010.

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

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

6. RELATED PARTY TRANSACTIONS

Effective March 1, 2008, the Company renewed a consulting contract with Nortia Capital Partners, Inc. (“Nortia”), a related party. Pursuant to the consulting contract, Nortia provides financial consulting services to the Company for a consulting fee of $20,000 monthly with a term of one year through March 2009. For the six months ended June 30, 2008, Nortia invoiced the Company $120,000, and the Company paid Nortia, for consulting services. The Company’s chief executive officer and chief financial officer are officers, directors and large stockholders of Nortia (See Note 5 - Stockholders’ Equity for other related party transactions).

As of June 30, 2008, the Company has received $40,497 of advances from Nortia for working capital purposes and is classified as an advance from related party in the accompanying unaudited consolidated financial statements as of June 30, 2008. Management anticipates that the advances will be repaid on or before December 31, 2008.

7. SUBSEQUENT EVENTS

On July 2, 2008, the Company received the final $100,000 of gross proceeds related to the $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (See Note 4 - Notes Payable).

On July 3, 2008 the Company entered into a Note Purchase Agreement (the “$2,500,000 Agreement”) with HD Special-Situations, LP (the “Lender”). Pursuant to the $2,500,000 Agreement, the Company issued the Lender a 15% Senior Secured Promissory Note (the “Note”), face amount $2,500,000, for $2,500,000. Under the terms of the $2,500,000 Agreement, the proceeds from the issue of the Note were placed directly into escrow, and the Company is permitted to use the net proceeds from the Note only for the purchase and subsequent refurbishment of two oil drilling rigs and related equipment. The Company must obtain the Lender’s consent before drawing funds from the escrow to purchase and refurbish the two oil drilling rigs.

The Lender secured the Company’s obligations under the Note with a first-priority security interest in all existing and later acquired assets owned by the Company by amending the Security Agreement that the Company and the Lender executed on May 20, 2008 in connection with the Company’s previously-reported issuance of an aggregate of $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (the “May Notes”). In addition, as additional security for the Company’s obligations under the Note, contemporaneously with the execution of the Agreement, Hill, a wholly-owned subsidiary of the Company, executed and delivered to the Lender an amendment to the Subsidiary Guaranty and Deed of Trust that Hill and the Lender executed in connection with the May Notes. The Lender secured Hill’s obligations with a first-priority security interest in all existing and later acquired assets owned by Hill.

The Note is due and payable on May 20, 2010, provided, however, that if an Event of Default occurs (as described below), fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the Notes) each month will be used to repay the outstanding principal amount of the Note and all other 15% Senior Secured Promissory Notes issued by the Company to the Lender on a parri passu basis until (i) cure or waiver of the Event of Default, or (ii) all principal with respect to the Note is paid in full.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Under the terms of the Note, an “Event of Default” includes, but is not limited to: (i) failure of the Company or Hill to make a payment within three (3) business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default exists and has not been cured or waived, the interest rate on the Notes will automatically increase to 19%.

On July 8, 2008 Hill, a wholly-owned subsidiary of the Company, purchased two oil drilling rigs and related equipment (the “Rigs”) from an unrelated third party for $1,500,000. The Rigs were purchased with proceeds from the recently-completed, previously reported, $2,500,000 debt financing through HD Special-Situations, LP.

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

RECENT DEVELOPMENTS

On July 2, 2008, the Company received the final $100,000 of gross proceeds related to $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes that were issued in May 2008.

On July 3, 2008 the Company entered into a Note Purchase Agreement (the “$2,500,000 Agreement”) with HD Special-Situations, LP (the “Lender”). Pursuant to the $2,500,000 Agreement, the Company issued the Lender a 15% Senior Secured Promissory Note (the “Note”), face amount $2,500,000, for $2,500,000. Under the terms of the $2,500,000 Agreement, the proceeds from the issue of the Note were placed directly into escrow, and the Company is permitted to use the net proceeds from the Note only for the purchase and subsequent refurbishment of two oil drilling rigs and related equipment. The Company must obtain the Lender’s consent before drawing funds from the escrow to purchase and refurbish the two oil drilling rigs.

The Lender secured the Company’s obligations under the Note with a first-priority security interest in all existing and later acquired assets owned by the Company by amending the Security Agreement that the Company and the Lender executed on May 20, 2008 in connection with the Company’s previously-reported issuance of an aggregate of $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (the “May Notes”). In addition, as additional security for the Company’s obligations under the Note, contemporaneously with the execution of the Agreement, Hill, a wholly-owned subsidiary of the Company, executed and delivered to the Lender an amendment to the Subsidiary Guaranty and Deed of Trust that Hill and the Lender executed in connection with the May Notes. The Lender secured Hill’s obligations with a first-priority security interest in all existing and later acquired assets owned by Hill.

The Note is due and payable on May 20, 2010, provided, however, that if an Event of Default occurs (as described below), fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the Notes) each month will be used to repay the outstanding principal amount of the Note and all other 15% Senior Secured Promissory Notes issued by the Company to the Lender on a parri passu basis until (i) cure or waiver of the Event of Default, or (ii) all principal with respect to the Note is paid in full.

Under the terms of the Note, an “Event of Default” includes, but is not limited to: (i) failure of the Company or Hill to make a payment within three (3) business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default exists and has not been cured or waived, the interest rate on the Notes will automatically increase to 19%.

On July 8, 2008 Hill, a wholly-owned subsidiary of the Company, purchased two oil drilling rigs and related equipment (the “Rigs”) from an unrelated third party for $1,500,000. The Rigs were purchased with proceeds from the recently-completed, previously reported, $2,500,000 debt financing through HD Special-Situations, LP.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues, net	$435,401	$445,128	$829,528	$504,481

Operating expenses:
Lease operating costs	109,340	105,358	186,911	116,010
Repairs and maintenance	35,733	90,543	74,214	110,702
General and administrative	514,261	481,387	952,176	625,444
Rent	25,147	2,268	27,190	3,752
Consulting	251,183	86,547	1,473,267	122,797
Professional	109,665	104,037	172,077	155,359
Depreciation, depletion, and accretion	192,966	153,172	393,698	282,294
Total operating expenses	1,238,295	1,023,312	3,279,533	1,416,358

Operating loss	(802,894)	(578,184)	(2,450,005)	(911,877)

Other income (expense):
Interest income	24	116	47	116
Interest expense	(36,919)	(18,712)	(87,422)	(21,046)
Total other income (expense)	(36,895)	(18,596)	(87,375)	(20,930)

Net loss	$(839,789)	$(596,780)	$(2,537,380)	$(932,807)

Three Months Ended June 30, 2008 compared to 2007

Revenues:

Revenues decreased $9,727, or 2%, to $435,401 for 2008, from $445,128 for 2007. Revenues for 2008 were comprised of $224,283 of natural gas sales less $38,910 of gas royalties (18,599 MCF of natural gas) and $302,491 of oil sales less $52,463 of oil royalties (2,301 barrels of oil).  Revenues for 2007 were comprised of $199,817 of natural gas sales less $37,658 of gas royalties (28,065 MCF of natural gas) and $342,344 of oil sales less $59,375 of oil royalties (5,432 barrels of oil). Although production volume was significantly down for 2008 from 2007, market pricing for oil and gas products in 2008 compared to 2007 primarily offset the production volume decrease.

Operating Expenses:

Operating expenses increased $214,983 or 21%, to $1,238,295 for 2008 from $1,023,312 for 2007. The increase was primarily the result of a $164,636 increase in consulting expense and a $39,794 increase in depreciation, depletion, and accretion expense. The increased consulting expense was primarily from $174,955 of consulting fees for investor services. The increased depreciation, depletion, and accretion expense was directly attributable to a significant increase in oil and gas properties from 2007 to 2008 and the related increase in depletion expense.

Other Income (Expense):

Other income (expense) increased $18,299 of expense or 98%, to $36,895 of expense for 2008 from $18,596 of expense for 2007. The increase in expense was primarily from interest expense increasing $18,207 to $36,919 for 2008 from $18,712 for 2007. The increased interest expense resulted from increased borrowings.

Six Months Ended June 30, 2008 compared to 2007

Revenues:

Revenues increased $325,047, or 64%, to $829,528 for 2008, from $504,481 for 2007. Revenues for 2008 were comprised of $475,867 of natural gas sales less $82,657 of gas royalties (48,002 MCF of natural gas) and $527,870 of oil sales less $91,552 of oil royalties (4,640 barrels of oil). Revenues for 2007 were comprised of $263,851 of natural gas sales less $49,664 of gas royalties (38,412 MCF of natural gas) and $351,796 of oil sales less $61,502 of oil royalties (5,597 barrels of oil). The combination of an increase in natural gas production volume along with increased market pricing for oil and gas products in 2008 compared to 2007 resulted in the increased revenue.

Operating Expenses:

Operating expenses increased $1,863,175 or 132%, to $3,279,533 for 2008 from $1,416,358 for 2007. The increase was primarily the result of a $1,350,470 increase in consulting expense. The increase in consulting expense was primarily comprised of one-time non-cash $1,148,529 expense for the revision of warrant terms and a $174,955 expense for consulting services for investor services. The remaining increase was primarily $326,732 of increased general and administration expense and $111,404 of increased depreciation, depletion, and accretion expense. The increase in general and administration expense was comprised primarily of increased compensation expense. The increased depreciation, depletion, and accretion expense was directly attributable to a significant increase in oil and gas properties from 2007 to 2008 and the related increase in depletion expense.

Other Income (Expense):

Other income (expense) increased $66,445 of expense or 317%, to $87,375 of expense for 2008 from $20,930 of expense for 2007. The increase was primarily from interest expense increasing $66,376 to $87,422 for 2008 from $21,046 for 2007. The increased interest expense resulted from increased borrowings.

Liquidity and Capital Resources

Cash and cash equivalents were $314,566 at June 30, 2008 as compared to $11,915 at December 31, 2007.

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

Operating Activities: Net cash used in operating activities was $1,509,680 for 2008 compared to $579,420 for 2007. The increase in cash used was primarily from an increase in net loss of $1,604,573 and a decrease in accounts payable of $326,857 and accrued expenses of $148,745, offset by a one-time non-cash consulting expense of $1,148,529 for the revision of warrant terms and an increase in depreciation, depletion and accretion expense of $111,404.

Investing Activities: Net cash used in investing activities was $447,776 for 2008 compared to $1,714,156 for 2007. The decrease from 2007 was primarily from a reduction in the purchase of oil and gas properties and property and equipment.

Financing Activities: Net cash provided by financing activities was $2,260,107 for 2008 compared to $2,460,879 for 2007. The increase from 2007 was primarily from an increase in proceeds from the sale of common stock, advances from a related party and the issuance of notes payable, partially offset by the repayment of a note payable.

Notes payable

Significant current period changes in note payable during the six months ended June 30, 2008 consisted of the following:

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

On May 20, 2008, the Company entered into a Note Purchase Agreement (the “Agreement”) with an unrelated third party (the “Lender”). Pursuant to the Agreement, the Company will issue the Lender an aggregate of up to $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (each a “Note,” and collectively, the “Notes”). $1,000,000 million of the Notes were issued in an initial closing on May 20, 2008 and, upon the satisfaction of certain conditions set forth in the Agreement, $400,000 of the Notes were issued in a closing on June 20, 2008. The remaining $100,000 of Notes were issued and closed in July 2008. The Company has secured its obligations under the Notes with a first-priority security interest in all existing and later acquired assets owned by the Company. In addition, as additional security for the Company’s obligations under the Notes, contemporaneously with the execution of the Agreement, Hill, a wholly-owned subsidiary of the Company, executed and delivered to the Lender a Subsidiary Guaranty, a Security Agreement and a Deed of Trust in the forms attached to the Agreement. Hill agreed to secure its obligations pursuant to these agreements with a first-priority security interest in all existing and later acquired assets owned by Hill.

The Notes will be due and payable on May 20, 2010, provided, however, that if an Event of Default occurs (as described below), fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the Notes) each month will be used to repay the outstanding principal amount of the Notes pursuant to the Agreement until (i) cure or waiver of the Event of Default or (ii) all principal with respect to the Notes is paid in full. During any period that an Event of Default exists and has not been cured or waived, the interest rate on the Notes will automatically increase to 19%.

As of June 30, 2008, $1,400,000 of the Notes had been sold and the Company obtained $1,260,000 of proceeds, net of $140,000 of debt issue costs. Of the $140,000 of debt issue costs, $70,000 was paid to the Lender for fees related to the transaction, $22,500 was paid to a third party for a financial advisory fee related to the transaction and $47,500 was for the Lender's legal fees.

The $140,000 of debt issue costs were recorded as an other asset and are being amortized over the remaining life of the debt through May 2010. During the six months ended June 30, 2008, the Company amortized to interest expense $8,091 of the debt issue costs resulting in debt issue costs of $131,909 as of June 30, 2008.

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

On March 28, 2008, the Company received a firm underwriting commitment from a broker-dealer firm to provide up to $5,000,000 of capital to be received during the fiscal year ended December 31, 2008. The broker-dealer firm is affiliated with an individual that owns approximately five percent of the outstanding shares of the Company’s common stock.  As a result of this commitment, for the six months ended June 30, 2008, the Company has received $1,232,900 in gross proceeds ($1,159,610 of net proceeds after $73,290 of equity consulting fees) from the sale of 1,232,900 shares of common stock at $1.00 per share.

From May through July 2008, the Company obtained $1,500,000 of gross proceeds from the issuance of notes payable as discussed above. Additionally, in August 2008, the Company obtained $2,500,000 of gross proceeds from the issuance of notes payable as discussed previously under recent developments. The $2,500,000 is restricted for use only for the purchase, repair and maintenance of drilling rigs and related equipment. It is held in escrow until requested by the Company and the Lender agrees that it is for a permitted purpose. As of August 10, 2008, approximately $1,000,000 remains in the escrow.  As a result of the additional capital, the Company will utilize the majority of the funds for the purchase of oil and gas equipment, the development of existing leases and wells and as a result, and increase oil and gas revenue. Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

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

Management's Quarterly Report on Internal Control Over Financial Reporting. (a) The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and that our internal control over financial reporting are not effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In order to mitigate all of the above weaknesses(s), to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. For the Company’s Form 10-KSB/A filed with the SEC on April 3, 2008, the Company utilized a third-party accounting and financial consulting firm to assist with several complex technical oil and gas issues. The Company anticipates that as soon as sufficient cash flow is obtained, it will hire sufficient accounting staff and implement appropriate procedures as described above.

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

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2008, the Company entered into a Note Purchase Agreement (the “Agreement”) with HD Special-Situations, LP. Pursuant to the Agreement, the Company sold the Lender an aggregate of $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (each a “Note,” and collectively, the “Notes”). $1 million of the Notes were sold in an initial closing on May 20, 2008, $400,000 of the Notes were sold in a closing on June 20, 2008, and the remaining $100,000 of Notes were sold and closed on July 2, 2008. These sales were made based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because, among other matters, (i) the Company did not engage in any general solicitation or advertising to market the notes; (ii) all the Company's reports filed under the Securities Exchange Act of 1934 were made available to the buyers; (iii) each buyer was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the notes were issued to persons with knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger between Knight Energy Corp., a Nevada corporation, and Knight Energy Corp., a Maryland corporation, dated April 25, 2007. (2)

2.2	Stock Exchange Agreement by and among Integrated Technology Group, a Nevada Corporation, and Knight Energy Corp., a Delaware corporation, effective as of June 26, 2006. (1)

2.3	Stock Purchase Agreement between Knight Energy Corp. and the Shareholders of Charles Hill Drilling Inc. dated March 16, 2006. (1)

2.4	April 24, 2006 Waiver and Release amending certain payment terms of the March 16, 2006 Stock Purchase Agreement between Knight Energy Corp. and Charles Hill Drilling Inc. (4)

3.1	Articles of Incorporation of Knight Energy Corp. filed with the Maryland Secretary of State on April 25, 2007. (2)

3.2	Bylaws for Knight Energy Corp., formerly known as Integrated Technology Group, filed with the Maryland Secretary of State on April 25, 2007. (2)

4.1	Specimen common stock certificate. (1)

10.1	Employment Agreement by and between Knight Energy Corp. and William J. Bosso effective October 1, 2006. (1)

10.2	Employment Agreement by and between Knight Energy Corp. and Bruce A. Hall effective October 1, 2006. (1)

10.3	Consulting Service Agreement by and between Knight Energy Corp. and Nortia Capital Partners, Inc. dated March 3, 2006. (1)

10.4	Consulting Agreement by and between Knight Energy Corp. and Crescent Fund, LLC dated September 24, 2006. (1)

10.5	Consulting Agreement by and between Knight Energy Corp. and Crescent Fund, LLC dated September 24, 2006. (1)

10.6	Consulting Agreement by and between Knight Energy Corp. and Lake Capital AG, effective as of March 3, 2006. (3)

10.7	Consulting Agreement by and between Knight Energy Corp. and Com-Advice AG, dated October 2, 2007. (4)

10.8	Consulting Service Agreement by and between Knight Energy Corp. and Nortia Capital Partners, Inc. dated March 3, 2007. *

10.9	Consulting Service Agreement by and between Knight Energy Corp. and Nortia Capital Partners, Inc. dated March 3, 2008. *

31.1	Certification of the Chief Executive Officer of Knight Energy Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Knight Energy Corp. pursuant to Section 302 of the Sarbanes-Act of 2002.*

32.1	Certification of the Chief Executive Officer of Knight Energy Corp. pursuant to Section 906 of the Sarbanes- Act of 2002.*

32.2	Certification of the Chief Financial Officer of Knight Energy Corp. pursuant to Section 906 of the Sarbanes-Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to the Registrant's registration statement on Form 10-SB filed with the Commission on February 12, 2007.

(2)	Incorporated by reference to the Registrant's 8-K filed with the Commission on May 1, 2007.

(3)	Incorporated by reference to the Registrant's Amendment No. 1 to its registration statement on Form 10-SB filed with the Commission on May 11, 2007.

(4)	Incorporated by reference to the Registrant's Amendment No. 2 to its registration statement on Form 10-SB filed with the Commission on July 13, 2007.

(5)	Incorporated by reference to the Registrant's Amendment No. 3 to its registration statement on Form 10-SB filed with the Commission on August 20, 2007.

(6)	Incorporated by reference to the Registrant's 10-KSB/A filed with the Commission on April 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Knight Energy Corp., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Bosso	Chief Executive Officer, Principal Executive	August 13, 2008
William J. Bosso	Officer and Director

/s/ Bruce A. Hall	Chief Financial Officer, Principal Financial	August 13, 2008
Bruce A. Hall	Officer and Director