Form 10-Q
period 2008-09-30
Knight Energy Corp.
filed 2008-11-14
CIK 1068660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
000-52470
(Commission File Number)
Knight Energy Corp.
(Exact name of registrant as specified in its charter)

Maryland	87-0583192

(State or other jurisdiction of	(IRS Employer Identification
incorporation)	Number)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2008, the Registrant had 25,721,793 shares outstanding of its $0.001 par value common stock.

Knight Energy Corp.
Form 10-Q Index
September 30, 2008

PART I — FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (Unaudited)
Knight Energy Corp. and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$749,222	$11,915
Trade receivables	141,736	123,831
Prepaid, related party	—	9,215
Inventory	6,329	7,634
Other current assets	52,293	33,091

Total current assets	949,580	185,686

Land, property and equipment:
Land	24,596	24,596
Oil and gas properties, successful efforts method	4,835,315	3,784,459
Other property and equipment	4,225,598	2,619,506
Accumulated depreciation and depletion	(2,530,413)	(1,831,120)

Land, property and equipment, net	6,555,096	4,597,441

Other assets:
Debt issue costs, net	312,195	—

Total other assets	312,195	—

Total assets	$7,816,871	$4,783,127

LIABILITIES
Current liabilities:
Accounts payable	$659,129	$753,555
Advances from related party	66,179	—
Accrued expenses	622,705	608,756
Notes payable	4,000,000	200,000
Current portion of asset retirement obligation	192,210	192,210

Total current liabilities	5,540,223	1,754,521

Long-term portion asset retirement obligation	115,243	57,746

Total liabilities	5,655,466	1,812,267

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,721,793 and 25,497,855 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,572	2,550
Common stock issuable, $0.0001 par value, 5,833,130 and 4,415,030 shares issuable at September 30, 2008 and December 31, 2007, respectively	583	442
Additional paid-in capital	11,216,874	8,441,334
Accumulated deficit	(9,057,374)	(5,472,216)
Less: Stock subscription receivable	(1,250)	(1,250)

Total stockholders’ equity	2,161,405	2,970,860

Total liabilities and stockholders’ equity	$7,816,871	$4,783,127

See accompanying notes to unaudited consolidated financial statements.

Knight Energy Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues, net	$550,745	$275,312	$1,380,273	$779,793

Operating expenses:
Lease operating costs	276,346	63,193	463,257	179,203
Exploration	—	9,050	—	9,050
Repairs and maintenance	32,239	48,602	106,453	159,304
General and administrative	349,583	356,892	1,301,759	982,336
Rent	21,289	3,668	48,479	7,420
Consulting	282,925	86,734	1,756,192	209,531
Professional	112,481	66,142	284,558	221,501
Depreciation, depletion, and accretion	323,413	38,867	717,111	321,161

Total operating expenses	1,398,276	673,148	4,677,809	2,089,506

Operating loss	(847,531)	(397,836)	(3,297,536)	(1,309,713)

Other income (expense):
Interest income	16	353	63	469
Interest expense	(200,263)	(17,500)	(287,685)	(38,546)

Total other expense	(200,247)	(17,147)	(287,622)	(38,077)

Net loss	$(1,047,778)	$(414,983)	$(3,585,158)	$(1,347,790)

Net loss per share — basic and diluted	$(0.03)	$(0.01)	$(0.12)	$(0.05)

Weighted average shares — basic and diluted	31,317,095	28,643,452	30,871,990	26,952,180

See accompanying notes to unaudited consolidated financial statements.

Knight Energy Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(3,585,158)	$(1,347,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion expense	699,292	318,458
Accretion expense	17,819	2,703
Non-cash interest expense	55,259	—
Stock issued for employee bonus	—	20,000
Stock issued for consulting services	192,560	—
Warrant issued for consulting	1,148,529	—
Changes in operating assets and liabilities:
Trade receivables	(17,905)	(67,166)
Prepaid, related party	9,215	(55,960)
Inventory	1,305	—
Other current assets	(19,202)	37,362
Accounts payable	(322,559)	(47,318)
Accrued expenses	13,949	62,592

Net Cash Used In Operating Activities	(1,806,896)	(1,077,119)

Cash Flows From Investing Activities:
Investment in oil and gas properties	(786,350)	(1,864,404)
Purchase of property and equipment	(1,602,786)	(406,565)

Net Cash Used In Investing Activities	(2,389,136)	(2,270,969)

Cash Flows From Financing Activities:
Repayment of note payable — related party	—	(150,000)
Debt issue costs	(277,650)	—
Advances from related party	66,179	50,000
Proceeds from issuance of note payable	4,230,000	335,000
Repayment of note payable	(430,000)	(335,000)
Proceeds from sale of common stock, net of offering expenses	1,344,810	3,756,405

Net Cash Provided By Financing Activities	4,933,339	3,656,405

Net Increase in Cash	737,307	308,317

Cash at Beginning of Period	11,915	15,544

Cash at End of Period	$749,222	$323,861

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$201,927	$38,547

Taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Accrued and unpaid property additions	$228,133	$231,564
Capitalized asset retirement obligation	39,678	78,113
Debt Issue costs paid with common stock	89,804
See accompanying notes to unaudited consolidated financial statements.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2007 included in the Company’s Form 10-KSB/A filed with the Securities and Exchange Commission on April 3, 2008. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-KSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Commencing March 16, 2006 and finalized on May 31, 2006, Knight acquired a 100% interest in Charles Hill Drilling, Inc. (“Hill”), an independent oil and gas services company that owned 640 leasehold acres and a drilling rig, among other assets, in Stephens County, Texas. Hill is now a wholly-owned subsidiary of Knight, and is operating as an oil and gas services company dedicated at this time to activities on behalf of the Company.
In June 2006, the Company executed a stock exchange agreement with Integrated Technology Group, Inc. (ITGI), which, upon closing in November 2006, resulted in the former stockholders of Knight owning approximately 84 percent of the issued and outstanding common stock of ITG. In connection with this transaction, ITG changed its name to ''Knight Energy Corp.” The transaction was treated as a recapitalization of the Company.
To continue with our business plan, we will require additional capital. We do not anticipate that we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. However, the Company has raised $5,033,000 of gross proceeds from a private placement offering that commenced in May 2007, and from May through August 2008, the Company obtained $4,000,000 of gross proceeds from the issuance of notes payable (See Note 4 — Notes Payable and Note 7 — Subsequent Events). The Company has utilized the majority of the additional capital it has obtained for the purchase of oil and gas equipment and the development of existing leases and wells and, as a result, an increase in oil and gas revenue has occurred. Based upon these events, any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
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
Stock-Based Compensation
Effective March 2, 2006 (Inception Date), the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, and the Company recognizes compensation expense for all stock-based payments based on the grant-date fair value.
The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123(R) and Emerging Issues Task Force 96-18, Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. See Note 5 — Stockholders’ Equity for further discussion of warrants.
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

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
4. NOTES PAYABLE
Significant current period changes in notes payable during the nine months ended September 30, 2008 consisted of the following:
In November 2007, a third party loaned the Company $200,000 for working capital purposes. Repayment of the loan was due in 60 days or in January 2008 with a 15% fee, resulting in a total $230,000 payback. At December 31, 2007, the outstanding principal balance was $200,000. On January 10, 2008, the Company paid the $30,000 fee on the note payable and renewed the original note for an additional two months for an additional 15% fee or $230,000 payback, for working capital purposes. In March 2008, the Company repaid the loan and the payment was $200,000 principal and a $30,000 charge for interest and fees.
On May 20, 2008, the Company entered into a Note Purchase Agreement (the “Agreement”) with HD Special-Situations, LP (the “Lender”). Pursuant to the Agreement, the Company issued the Lender an aggregate of $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (each a “Note,” and collectively, the “Notes”). $1,000,000 of the Notes were issued in an initial closing on May 20, 2008 and, upon the satisfaction of certain conditions set forth in the Agreement, $400,000 of the Notes were issued in a closing on June 20, 2008. The remaining $100,000 of Notes were issued and closed in July 2008. The Company secured its obligations under the Notes with a first-priority security interest in all existing and later acquired assets owned by the Company. In addition, as additional security for the Company’s obligations under the Notes, contemporaneously with the execution of the Agreement, Charles Hill Drilling, Inc. (“Hill”), a wholly-owned subsidiary of the Company, executed and delivered to the Lender a Subsidiary Guaranty, a Security Agreement and a Deed of Trust in the forms attached to the Agreement. Hill agreed to secure its obligations pursuant to these agreements with a first-priority security interest in all existing and later acquired assets owned by Hill.
The Notes were due and payable on May 20, 2010, provided, however, that if an Event of Default occurred (as described below), fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the Notes) each month would be used to repay the outstanding principal amount of the Notes pursuant to the Agreement until (i) cure or waiver of the Event of Default or (ii) all principal with respect to the Notes was paid in full. During any period that an Event of Default existed and had not been cured or waived, the interest rate on the Notes would automatically increase to 19%.
Under the terms of the Notes, an “Event of Default” included, but was not limited to: (i) failure of the Company or Hill to make a payment within three (3) business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default existed and had not been cured or waived, the interest rate on the Notes would automatically increase to 19%. Additionally, the Notes included certain representations by the Company, including the requirement to maintain a minimum cash balance of $125,000 and a minimum monthly EBITDA.
As of September 30, 2008, all $1,500,000 of the Notes had been sold and the Company obtained $1,354,000 of proceeds, net of $146,000 of debt issue costs. Of the $146,000 of debt issue costs, $76,000 was paid to the Lender for fees related to the transaction, $22,500 was paid to a third party for a financial advisory fee related to the transaction and $47,500 was for legal fees.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
The $146,000 of debt issue costs were recorded as other asset and are being amortized over the remaining life of the debt through May 2010. During the nine months ended September 30, 2008, the Company amortized to interest expense $26,374 of the debt issue costs resulting in debt issue costs of $119,626 as of September 30, 2008.
On July 3, 2008 the Company entered into a second Note Purchase Agreement (the “$2,500,000 Agreement”) with the Lender. Pursuant to the $2,500,000 Agreement, the Company issued the Lender a 15% Senior Secured Promissory Note (the “$2,500,000 Note”), face amount $2,500,000, for $2,500,000. Under the terms of the $2,500,000 Agreement, the proceeds from the issue of the Note were placed directly into escrow, and the Company was permitted to use the net proceeds from the Note only for the purchase and subsequent refurbishment of two oil drilling rigs and related equipment. The Company was required to obtain the Lender’s consent before drawing funds from the escrow to purchase and refurbish the two oil drilling rigs.
The Lender secured the Company’s obligations under the $2,500,000 Note with a first-priority security interest in all existing and later acquired assets owned by the Company by amending the Security Agreement that the Company and the Lender executed on May 20, 2008 in connection with the Company’s issuance of an aggregate of $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (the “May Notes”). In addition, as additional security for the Company’s obligations under the $2,500,000 Note, contemporaneously with the execution of the Agreement, Hill executed and delivered to the Lender an amendment to the Subsidiary Guaranty and Deed of Trust that Hill and the Lender executed in connection with the May Notes. The Lender secured Hill’s obligations with a first-priority security interest in all existing and later acquired assets owned by Hill.
The $2,500,000 Note was due and payable on May 20, 2010, provided, however, that if an Event of Default occurred (as described below), fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the Notes) each month would be used to repay the outstanding principal amount of the Note and all other 15% Senior Secured Promissory Notes issued by the Company to the Lender on a parri passu basis until (i) cure or waiver of the Event of Default, or (ii) all principal with respect to the $2,500,000 Note was paid in full.
Under the terms of the $2,500,000 Note, an “Event of Default” included, but was not limited to: (i) failure of the Company or Hill to make a payment within three (3) business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default existed and had not been cured or waived, the interest rate on the Notes would automatically increase to 19%. Additionally, the Note included certain representations by the Company including the requirement to maintain a minimum cash balance of $125,000 and a minimum monthly EBITDA.
As of September 30, 2008, the $2,500,000 Note had been sold and the Company obtained $2,278,546 of proceeds, net of $221,454 of debt issue costs. Of the $221,454 of debt issue costs, $131,650 was paid to the Lender for fees related to the transaction and $89,804 was paid to a third party for a financial advisory fee related to the transaction through the issuance of 57,938 shares of the Company’s common stock at $1.55 per share, the closing price of the stock on the date granted.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
The $221,454 of debt issue costs were recorded as other assets and are being amortized over the remaining life of the debt through May 2010. During the nine months ended September 30, 2008, the Company amortized to interest expense $28,885 of the debt issue costs resulting in debt issue costs of $192,569 as of September 30, 2008.
See Note 7 — Subsequent Events.
5. STOCKHOLDERS’ EQUITY
Capital Structure
The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 25,721,793 shares were issued and outstanding at September 30, 2008. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock. Additionally, the Company has 5,833,130 shares that are issuable as of September 30, 2008. Including issuable shares, as if they were outstanding, the Company has 31,554,923 shares outstanding as of September 30, 2008.
The Company is also authorized to issue 50,000,000 shares of Series A preferred stock, of which none are issued and outstanding as of September 30, 2008.
Significant current period changes in stockholders’ equity during the nine months ended September 30, 2008 consisted of the following:
Common Stock
In September 2008, the Company issued an aggregate of 166,000 shares of common stock to six consultants for services provided to the Company. The shares were issued at $1.16 per share, the closing stock price on the date of grant and the Company recorded $192,560 of consulting expense.
Common Stock Issuable
In May 2007, the Company commenced a private placement offering of the Company’s common stock. For the nine months ended September 30, 2008, the Company sold 1,418,100 shares of common stock at $1.00 per share and raised $1,418,100 in gross proceeds ($1,344,810 of net proceeds after $73,290 of equity consulting fees related to the private placement offering). As of September 30, 2008, the Company had 5,033,130 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering.
See Note 7 — Subsequent Events.
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

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
The Company evaluated the warrant revision in accordance with SFAS 123R and utilized the Black Scholes method to determine valuation. Since these warrants are compensatory warrants, under SFAS 123R, we calculated the change in fair value on the modification date by measuring the original warrants on the modification date as though they were not being modified but using the modification date assumptions and then we re-measured the value of the new warrants on the modification date. As a result of our analysis, the total value for the warrant revision was $1,148,529, and this amount was recorded as consulting expense.
The Company used the following in the calculation:

Stock Price (modification date)	$1.01
Expected Life (between vesting period and term of warrants)	1.00
Volatility	98%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (T-bill rate)	2.24%
6. RELATED PARTY TRANSACTIONS
Effective March 1, 2008, the Company renewed a consulting contract with Nortia Capital Partners, Inc. (“Nortia”), a related party. Pursuant to the consulting contract, Nortia provides financial consulting services to the Company for a consulting fee of $20,000 monthly with a term of one year through March 2009. For the nine months ended September 30, 2008, Nortia invoiced the Company $180,000, and the Company paid Nortia, for consulting services. The Company’s chief executive officer and chief financial officer are officers, directors and large stockholders of Nortia (See Note 5 — Stockholders’ Equity for other related party transactions).
As of September 30, 2008, the Company has received $66,179 of advances from Nortia for working capital purposes. These advances are classified as an advance from related party in the accompanying unaudited consolidated financial statements as of September 30, 2008. Management anticipates that the advances will be repaid on or before December 31, 2008.
7. SUBSEQUENT EVENTS
On October 8, 2008, the Company entered into an Amendment to Note Purchase Agreement (the “Amended Agreement”) amending the July 3, 2008 Note Purchase Agreement (the “July Agreement”) with HD Special-Situations, LP (the “Lender”). Under the Amended Agreement, the Company issued to the Lender a 15% Senior Secured Promissory Note (the “New Note”) which replaced and superseded the 15% Senior Secured Promissory Notes, with aggregate face amounts of $4,000,000, that the Company had issued to the Lender through the May 20, 2008 Note Purchase Agreement and the July Agreement. The principal amount of the New Note issued to the Lender was $4,250,000, which the Company is required to repay in full, and the maximum total funding available under the New Note was $4,000,000, of which the Company drew the final $610,350 on October 9, 2008. The Company is permitted to use the funds received under the New Note for (i) the purchase and subsequent refurbishment of two oil drilling rigs; (ii) continuation of its drilling and land acquisition programs; and (iii) general corporate purposes.
The Lender secured the Company’s obligations under the New Note with a first-priority security interest in the same assets with which it had secured the Company’s obligations under the original 15% Senior Secured Promissory Notes. Those secured assets consist of all existing and later acquired assets owned by the Company, and all existing and later acquired assets owned by Charles Hill Drilling, Inc. (“Hill”), a wholly-owned subsidiary of the Company.

Knight Energy Corp. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
The New Note is due and payable on March 31, 2009, provided, however, that if an Event of Default (as described below) occurs, fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the New Note) each month will be used to repay the outstanding principal amount of the New Note until (i) cure or waiver of the Event of Default, or (ii) all principal with respect to the New Note is paid in full. As a result of the March 31, 2009 due date for the New Note, the Company has classified the $4,000,000 of notes payable under the May and July Agreements as a current liability as of September 30, 2008 in the accompanying unaudited consolidated financial statements.
Under the terms of the New Note, an “Event of Default” includes, but is not limited to: (i) failure of the Company or Hill to make a payment within three (3) business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default exists and has not been cured or waived, the interest rate on the New Note will automatically increase to 19%. Additionally, the Note imposes certain obligations on the Company, including the requirement to maintain a minimum cash balance of $50,000 at all times.
In October 2008, the Company closed the $1.00 private placement offering that commenced in May 2007. In total, the Company obtained $5,033,130 of gross proceeds from this offering and, as of September 30, 2008, had 5,033,100 shares of common stock classified as issuable in the accompanying unaudited consolidated financial statements. As a result of the closing of this private placement offering, the Company is in the process of having stock certificates issued for this offering, and the Company anticipates that this process will be completed before December 31, 2008.
In October 2008, the Company commenced a new private placement offering for the sale of up to 5,000,000 shares of common stock at $1.00 per share. Pursuant to this offering, the Company in its sole discretion may elect to issue up to an additional 1,000,000 shares of common stock. As of the date of these unaudited consolidated financial statements, no sales have occurred under this private placement offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our report on Form 10-KSB/A filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2008.
Some of the statements under “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in our periodic filings with the SEC constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” in our Form 10-KSB/A and elsewhere in this Report.
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.
The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that we will obtain or have access to adequate financing for each successive phase of our growth, that there will be no material adverse competitive or technological change in the condition of our business, that our Chief Executive Officer, Chief Financial Officer, and other significant employees will remain employed as such by us, and that there will be no material adverse change in the Company’s operations, business or in the governmental regulations affecting us. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.
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
We are a reporting company pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and our shares of common stock are publicly traded on the Pink Sheets under the symbol “KNEC” and on the Frankfurt Stock Exchange under the symbol “IG1A.F.”

RECENT DEVELOPMENTS
On October 8, 2008, the Company and HD Special-Situations, LP (the “Lender”) entered into an Amendment to Note Purchase Agreement (the “Amended Agreement”) amending the July 3, 2008 Note Purchase Agreement (the “July Agreement”) between them. Under the Amended Agreement, the Company issued to the Lender a 15% Senior Secured Promissory Note (the “New Note”) which replaced and superseded the 15% Senior Secured Promissory Notes, with aggregate face amounts of $4,000,000, that the Company had issued to the Lender through the May 20, 2008 Note Purchase Agreement and the July Agreement. The principal amount of the New Note issued to the Lender was $4,250,000, which the Company is required to repay in full, and the maximum total funding available under the New Note was $4,000,000, of which the Company drew the final $610,350 on October 9, 2008. The Company is permitted to use the funds received under the New Note for (i) the purchase and subsequent refurbishment of two oil drilling rigs; (ii) continuation of its drilling and land acquisition programs; and (iii) general corporate purposes.
The Lender secured the Company’s obligations under the New Note with a first-priority security interest in the same assets with which it had secured the Company’s obligations under the original 15% Senior Secured Promissory Notes. Those secured assets consist of all existing and later acquired assets owned by the Company, and all existing and later acquired assets owned by Charles Hill Drilling, Inc. (“Hill”), a wholly-owned subsidiary of the Company.
The New Note is due and payable on March 31, 2009, provided, however, that if an Event of Default (as described below) occurs, fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the New Note) each month will be used to repay the outstanding principal amount of the New Note until (i) cure or waiver of the Event of Default, or (ii) all principal with respect to the New Note is paid in full. As a result of the March 31, 2009 due date for the New Note, the Company has classified the $4,000,000 of notes payable under the May and July Agreements as a current liability as of September 30, 2008 in the accompanying unaudited consolidated financial statements.
Under the terms of the New Note, an “Event of Default” includes, but is not limited to: (i) failure of the Company or Hill to make a payment within three (3) business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default exists and has not been cured or waived, the interest rate on the New Note will automatically increase to 19%. Additionally, the Note imposes certain obligations on the Company, including the requirement to maintain a minimum cash balance of $50,000 at all times.
In October 2008, the Company closed the $1.00 private placement offering that commenced in May 2007. In total, the Company obtained $5,033,130 of gross proceeds from this offering and, as of September 30, 2008, had 5,033,100 shares of common stock classified as issuable in the accompanying unaudited consolidated financial statements. As a result of the closing of this private placement offering, the Company is in the process of having stock certificates issued for this offering, and the Company anticipates that this process will be completed before December 31, 2008.
In October 2008, the Company commenced a new private placement offering for the sale of up to 5,000,000 shares of common stock at $1.00 per share. Pursuant to this offering, the Company in its sole discretion may elect to issue up to an additional 1,000,000 shares of common stock. As of the date of these unaudited consolidated financial statements, no sales have occurred under this private placement offering.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues, net	$550,745	$275,312	$1,380,273	$779,793

Operating expenses:
Lease operating costs	276,346	63,193	463,257	179,203
Exploration	—	9,050	—	9,050
Repairs and maintenance	32,239	48,602	106,453	159,304
General and administrative	349,583	356,892	1,301,759	982,336
Rent	21,289	3,668	48,479	7,420
Consulting	282,925	86,734	1,756,192	209,531
Professional	112,481	66,142	284,558	221,501
Depreciation, depletion, and accretion	323,413	38,867	717,111	321,161

Total operating expenses	1,398,276	673,148	4,677,809	2,089,506

Operating loss	(847,531)	(397,836)	(3,297,536)	(1,309,713)

Other income (expense):
Interest income	16	353	63	469
Interest expense	(200,263)	(17,500)	(287,685)	(38,546)

Total other expense	(200,247)	(17,147)	(287,622)	(38,077)

Net loss	$(1,047,778)	$(414,983)	$(3,585,158)	$(1,347,790)

Three Months Ended September 30, 2008 compared to 2007
Revenues:
Revenues increased $275,433, or 100%, to $550,745 for 2008, from $275,312 for 2007. Revenues for 2008 were comprised of $427,393 of natural gas sales (38,835 MCF of natural gas) less $74,954 of gas royalties and $244,880 of oil sales (2,086 barrels of oil) less $46,574 of oil royalties. Revenues for 2007 were comprised of $167,801 of natural gas sales (27,406 MCF of natural gas) less $31,500 of gas royalties and $168,180 of oil sales (2,303 barrels of oil) less $29,169 of oil royalties. The increase was due to a combination of increased production volume for natural gas and increased market pricing for oil and gas products in 2008 compared to 2007.
Operating Expenses:
Operating expenses increased $725,128 or 108%, to $1,398,276 for 2008 from $673,148 for 2007. The increase was primarily the result of a $196,191 increase in consulting expense, a $284,546 increase in depreciation, depletion, and accretion expense and a $213,153 increase in lease operating costs. The increased consulting expense was primarily the result of $192,560 of non-cash consulting fees related to the issuance of common stock to consultants for services provided. The increased depreciation, depletion, and accretion expense and lease operating costs were directly attributable to a significant increase in oil and gas properties from 2007 to 2008 and the related increase in depletion expense.
Other Income (Expense):
Other income (expense) increased $183,100 of expense, or 1,068%, to $200,247 of expense for 2008 from $17,147 of expense for 2007. The increase in expense primarily resulted from interest expense increasing $182,763 to $200,263 for 2008, from $17,500 for 2007. The increased interest expense resulted from increased borrowings.

Nine Months Ended September 30, 2008 compared to 2007
Revenues:
Revenues increased $600,480, or 77%, to $1,380,273 for 2008, from $779,793 for 2007. Revenues for 2008 were comprised of $903,260 of natural gas sales (86,837 MCF of natural gas) less $157,611 of gas royalties and $772,750 of oil sales (6,726 barrels of oil) less $138,126 of oil royalties. Revenues for 2007 were comprised of $431,652 of natural gas sales (65,818 MCF of natural gas) less $81,164 of gas royalties, and $519,976 of oil sales (7,900 barrels of oil) less $90,671 of oil royalties. The increase was due to a combination of increased production volume for natural gas and increased market pricing for oil and gas products in 2008 compared to 2007.
Operating Expenses:
Operating expenses increased $2,588,303 or 124%, to $4,677,809 for 2008 from $2,089,506 for 2007. The increase was primarily the result of a $1,546,661 increase in consulting expense, a $395,950 increase in depreciation, depletion, and accretion expense, a $284,054 increase in lease operating costs and a $319,423 increase in general and administrative expense. The increase in consulting expense was primarily comprised of a non-cash $1,148,529 expense for the revision of warrant terms, $174,955 expense for consulting services for investor services and $192,560 of non-cash consulting fees related to the issuance of common stock to consultants for services provided. The increased depreciation, depletion, and accretion expense and lease operating costs were directly attributable to a significant increase in oil and gas properties from 2007 to 2008 and the related increase in depletion expense. The increase in general and administration expense was comprised primarily of increased compensation expense.
Other Income (Expense):
Other income (expense) increased $249,545 of expense or 655%, to $287,622 of expense for 2008 from $38,077 of expense for 2007. The increase primarily resulted from interest expense increasing $249,139 to $287,685 for 2008 from $38,546 for 2007. The increased interest expense resulted from increased borrowings.
Liquidity and Capital Resources
Cash and cash equivalents were $749,222 at September 30, 2008 as compared to $11,915 at December 31, 2007.
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
Operating Activities: Net cash used in operating activities was $1,806,896 for 2008 compared to $1,077,119 for 2007. The increase in cash used primarily resulted from an increase in net loss of $2,237,368 partially offset by a one-time non-cash consulting expense of $1,148,529 for the revision of warrant terms, $192,560 non-cash consulting expense from the issuance of common stock for consulting services and an increase in depreciation, depletion and accretion expense of $395,950.

Investing Activities: Net cash used in investing activities was $2,389,136 for 2008 compared to $2,270,969 for 2007. The increase from 2007 primarily resulted from an increase in the purchase of property and equipment partially offset by a decrease in the purchase of oil and gas properties.
Financing Activities: Net cash provided by financing activities was $4,933,339 for 2008 compared to $3,656,405 for 2007. The increase from 2007 primarily resulted from an increase in proceeds from the issuance of notes payable offset by a decrease in proceeds from the sale of common stock.
Notes payable
Significant current period changes in notes payable during the nine months ended September 30, 2008 consisted of the following:
In November 2007, a third party loaned the Company $200,000 for working capital purposes. Repayment of the loan was due in 60 days or in January 2008 with a 15% fee, resulting in a total $230,000 payback. At December 31, 2007, the outstanding principal balance was $200,000. On January 10, 2008, the Company paid the $30,000 fee on the note payable and renewed the original note for an additional two months for an additional 15% fee or $230,000 payback, for working capital purposes. In March 2008, the Company repaid the loan and the payment was $200,000 principal and a $30,000 charge for interest and fees.
On May 20, 2008, the Company entered into a Note Purchase Agreement (the “Agreement”) with HD Special-Situations, LP (the “Lender”). Pursuant to the Agreement, the Company issued the Lender an aggregate of $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (each a “Note,” and collectively, the “Notes”). $1,000,000 of the Notes were issued in an initial closing on May 20, 2008 and, upon the satisfaction of certain conditions set forth in the Agreement, $400,000 of the Notes were issued in a closing on June 20, 2008. The remaining $100,000 of Notes were issued and closed in July 2008. The Company secured its obligations under the Notes with a first-priority security interest in all existing and later acquired assets owned by the Company. In addition, as additional security for the Company’s obligations under the Notes, contemporaneously with the execution of the Agreement, Charles Hill Drilling, Inc. (“Hill”), a wholly-owned subsidiary of the Company, executed and delivered to the Lender a Subsidiary Guaranty, a Security Agreement and a Deed of Trust in the forms attached to the Agreement. Hill agreed to secure its obligations pursuant to these agreements with a first-priority security interest in all existing and later acquired assets owned by Hill.
The Notes were due and payable on May 20, 2010, provided, however, that if an Event of Default occurred (as described below), fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the Notes) each month would be used to repay the outstanding principal amount of the Notes pursuant to the Agreement until (i) cure or waiver of the Event of Default or (ii) all principal with respect to the Notes was paid in full. During any period that an Event of Default existed and had not been cured or waived, the interest rate on the Notes would automatically increase to 19%.
Under the terms of the Notes, an “Event of Default” included, but was not limited to: (i) failure of the Company or Hill to make a payment within three business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default existed and had not been cured or waived, the interest rate on the Notes would automatically increase to 19%. Additionally, the Notes included certain representations by the Company, including the requirement to maintain a minimum cash balance of $125,000 and a minimum monthly EBITDA.

As of September 30, 2008, all $1,500,000 of the Notes had been sold and the Company obtained $1,354,000 of proceeds, net of $146,000 of debt issue costs. Of the $146,000 of debt issue costs, $76,000 was paid to the Lender for fees related to the transaction, $22,500 was paid to a third party for a financial advisory fee related to the transaction and $47,500 was for legal fees.
The $146,000 of debt issue costs were recorded as other assets and are being amortized over the remaining life of the debt through May 2010. During the nine months ended September 30, 2008, the Company amortized to interest expense $26,374 of the debt issue costs resulting in debt issue costs of $119,626 as of September 30, 2008.
On July 3, 2008 the Company entered into a second Note Purchase Agreement (the “$2,500,000 Agreement”) with the Lender. Pursuant to the $2,500,000 Agreement, the Company issued the Lender a 15% Senior Secured Promissory Note (the “$2,500,000 Note”), face amount $2,500,000, for $2,500,000. Under the terms of the $2,500,000 Agreement, the proceeds from the issue of the $2,500,000 Note were placed directly into escrow, and the Company was permitted to use the net proceeds from the $2,500,000 Note only for the purchase and subsequent refurbishment of two oil drilling rigs and related equipment. The Company was required to obtain the Lender’s consent before drawing funds from the escrow to purchase and refurbish the two oil drilling rigs.
The Lender secured the Company’s obligations under the $2,500,000 Note with a first-priority security interest in all existing and later acquired assets owned by the Company by amending the Security Agreement that the Company and the Lender executed on May 20, 2008 in connection with the Company’s issuance of an aggregate of $1,500,000 in principal amount of the Company’s 15% Senior Secured Promissory Notes (the “May Notes”). In addition, as additional security for the Company’s obligations under the $2,500,000 Note, contemporaneously with the execution of the Agreement, Hill executed and delivered to the Lender an amendment to the Subsidiary Guaranty and Deed of Trust that Hill and the Lender executed in connection with the May Notes. The Lender secured Hill’s obligations with a first-priority security interest in all existing and later acquired assets owned by Hill.
The $2,500,000 Note was due and payable on May 20, 2010, provided, however, that if an Event of Default occurred (as described below), fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the Notes) each month would be used to repay the outstanding principal amount of the $2,500,000 Note and all other 15% Senior Secured Promissory Notes issued by the Company to the Lender on a parri passu basis until (i) cure or waiver of the Event of Default, or (ii) all principal with respect to the $2,500,000 Note was paid in full.
Under the terms of the $2,500,000 Note, an “Event of Default” included, but was not limited to: (i) failure of the Company or Hill to make a payment within three (3) business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default existed and had not been cured or waived, the interest rate on the Notes would automatically increase to 19%. Additionally, the Note included certain representations by the Company including the requirement to maintain a minimum cash balance of $125,000 and a minimum monthly EBITDA.
As of September 30, 2008, the $2,500,000 Note had been sold and the Company obtained $2,278,546 of proceeds, net of $221,454 of debt issue costs. Of the $221,454 of debt issue costs, $131,650 was paid to the Lender for fees related to the transaction and $89,804 was paid to a third party for a financial advisory fee related to the transaction through the issuance of 57,938 shares of the Company’s common stock at $1.55 per share, the closing price of the stock on the date granted.

The $221,454 of debt issue costs were recorded as other assets and are being amortized over the remaining life of the debt through May 2010. During the nine months ended September 30, 2008, the Company amortized to interest expense $28,885 of the debt issue costs resulting in debt issue costs of $192,569 as of September 30, 2008.
On October 8, 2008, the Company and HD Special-Situations, LP (the “Lender”) entered into an Amendment to Note Purchase Agreement (the “Amended Agreement”) amending the July 3, 2008 Note Purchase Agreement (the “July Agreement”) between them. Under the Amended Agreement, the Company issued to the Lender a 15% Senior Secured Promissory Note (the “New Note”) which replaced and superseded the 15% Senior Secured Promissory Notes, with aggregate face amounts of $4,000,000, that the Company had issued to the Lender through the May 20, 2008 Note Purchase Agreement and the July Agreement. The principal amount of the New Note issued to the Lender was $4,250,000, which the Company is required to repay in full, and the maximum total funding available under the New Note was $4,000,000, of which the Company drew the final $610,350 on October 9, 2008. The Company is permitted to use the funds received under the New Note for (i) the purchase and subsequent refurbishment of two oil drilling rigs; (ii) continuation of its drilling and land acquisition programs; and (iii) general corporate purposes.
The Lender secured the Company’s obligations under the New Note with a first-priority security interest in the same assets with which it had secured the Company’s obligations under the original 15% Senior Secured Promissory Notes. Those secured assets consist of all existing and later acquired assets owned by the Company, and all existing and later acquired assets owned by Charles Hill Drilling, Inc. (“Hill”), a wholly-owned subsidiary of the Company.
The New Note is due and payable on March 31, 2009, provided, however, that if an Event of Default (as described below) occurs, fifty percent of the Company’s and its subsidiaries’ EBITDA (minus interest, mutually agreed-upon capital expenditures, cash taxes and principal payments made during such month to the Lender under the New Note) each month will be used to repay the outstanding principal amount of the New Note until (i) cure or waiver of the Event of Default, or (ii) all principal with respect to the New Note is paid in full. As a result of the March 31, 2009 due date for the New Note, the Company has classified the $4,000,000 of notes payable under the May and July Agreements as a current liability as of September 30, 2008 in the accompanying unaudited consolidated financial statements.
Under the terms of the New Note, an “Event of Default” includes, but is not limited to: (i) failure of the Company or Hill to make a payment within three (3) business days of the due date; (ii) Charles L. Hill ceasing to provide full-time services to Hill in an executive capacity; and/or (iii) the Company’s failure to timely file any filing required to be made with the Securities and Exchange Commission. During any period that an Event of Default exists and has not been cured or waived, the interest rate on the New Note will automatically increase to 19%. Additionally, the Note imposes certain obligations on the Company, including the requirement to maintain a minimum cash balance of $50,000 at all times.
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

On March 28, 2008, the Company received a firm commitment from a third party for up to $5,000,000 of capital to be received during the fiscal year ended December 31, 2008. As a result of this commitment, for the nine months ended September 30, 2008, the Company has received $1,418,100 in gross proceeds ($1,344,810 of net proceeds after $73,290 of equity consulting fees) from the sale of 1,418,100 shares of common stock at $1.00 per share.
Additionally, from May through August 2008, the Company obtained $4,000,000 of gross proceeds from the issuance of notes payable. The Company has utilized the majority of the net proceeds from this issuance for the purchase of oil and gas equipment and the development of existing leases and wells and, as a result, an increase in oil and gas revenue has occurred.
In October 2008, the Company closed the $1.00 private placement offering that commenced in May 2007. In total, the Company obtained $5,033,130 of gross proceeds from this offering and, as of September 30, 2008, had 5,033,100 shares of common stock classified as issuable in the accompanying unaudited consolidated financial statements. As a result of the closing of this private placement offering, the Company is in the process of having stock certificates issued for this offering, and the Company anticipates that this process will be completed before December 31, 2008.
In October 2008, the Company commenced a new private placement offering for the sale of up to 5,000,000 shares of common stock at $1.00 per share. Pursuant to this offering, the Company in its sole discretion may elect to issue up to an additional 1,000,000 shares of common stock. As of the date of these unaudited consolidated financial statements, no sales have occurred under this private placement offering.
Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures are not effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Quarterly Report on Internal Control Over Financial Reporting. (a) The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and that our internal control over financial reporting are not effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2007, the Company commenced a private placement offering of the Company’s common stock. For the nine months ended September 30, 2008, the Company sold 1,418,100 shares of common stock at $1.00 per share and raised $1,418,100 in gross proceeds ($1,344,810 of net proceeds after $73,290 of equity consulting fees related to the private placement offering). As of September 30, 2008, the Company had 5,033,130 shares of common stock recorded as common stock issuable from this $1.00 per share private placement offering.
In September 2008, the Company issued an aggregate of 166,000 shares of common stock to six consultants for services provided to the Company. The shares were issued at $1.16 per share, the closing stock price on the date of grant and the Company recorded $192,560 of consulting expense.
These issuances were made based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and applicable state laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. These issuances qualified for this exemption from registration because, among other matters, (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company’s reports filed under the Securities Exchange Act of 1934 were made available to the recipients of the stock; (iii) each recipient was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company; and (v) the recipients received “restricted securities” that include a restrictive legend on the certificate.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Note Purchase Agreement dated July 3, 2008. (1)

10.2	Escrow Agreement dated July 3, 2008. (1)

10.3	Secured Note dated July 3, 2008. (1)

10.4	Amendment to Security Agreement dated July 3, 2008. (1)

10.5	Amendment to Corporate Guaranty dated July 3, 2008. (1)

10.6	Amendment to Deed of Trust dated July 3, 2008. (1)

10.7	Amendment to Note Purchase Agreement dated October 8, 2008. (2)

10.8	Secured Note dated October 8, 2008. (2)

10.9	Amendment to Security Agreement dated October 8, 2008. (2)

10.10	Amendment to Corporate Guaranty dated October 8, 2008. (2)

10.11	Amendment to Deed of Trust dated October 8, 2008. (2)

31.1	Certification of the Chief Executive Officer of Knight Energy Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Knight Energy Corp. pursuant to Section 302 of the Sarbanes-Act of 2002.*

32.1	Certification of the Chief Executive Officer of Knight Energy Corp. pursuant to Section 906 of the Sarbanes-Act of 2002.*

32.2	Certification of the Chief Financial Officer of Knight Energy Corp. pursuant to Section 906 of the Sarbanes-Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 9, 2008.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 15, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Knight Energy Corp., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Bosso	Chief Executive Officer, Principal Executive	November 14, 2008

William J. Bosso	Officer and Director

/s/ Bruce A. Hall	Chief Financial Officer, Principal Financial	November 14, 2008

Bruce A. Hall	Officer and Director

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Note Purchase Agreement dated July 3, 2008. (1)

10.2	Escrow Agreement dated July 3, 2008. (1)

10.3	Secured Note dated July 3, 2008. (1)

10.4	Amendment to Security Agreement dated July 3, 2008. (1)

10.5	Amendment to Corporate Guaranty dated July 3, 2008. (1)

10.6	Amendment to Deed of Trust dated July 3, 2008. (1)

10.7	Amendment to Note Purchase Agreement dated October 8, 2008. (2)

10.8	Secured Note dated October 8, 2008. (2)

10.9	Amendment to Security Agreement dated October 8, 2008. (2)

10.10	Amendment to Corporate Guaranty dated October 8, 2008. (2)

10.11	Amendment to Deed of Trust dated October 8, 2008. (2)

31.1	Certification of the Chief Executive Officer of Knight Energy Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Knight Energy Corp. pursuant to Section 302 of the Sarbanes-Act of 2002.*

32.1	Certification of the Chief Executive Officer of Knight Energy Corp. pursuant to Section 906 of the Sarbanes-Act of 2002.*

32.2	Certification of the Chief Financial Officer of Knight Energy Corp. pursuant to Section 906 of the Sarbanes-Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 9, 2008.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 15, 2008.